Form 10-Q
period 1995-06-30
UNITED OKLAHOMA BANKSHARES INC
filed 1995-08-11
CIK 725806

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q



        Quarterly Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934


For the quarter ended June 30, 1995 Commission file number 0-12047



                 UNITED OKLAHOMA BANKSHARES, INC.
      (Exact name of registrant as specified in its charter)

            Oklahoma                            73-09696432
    (State or other jurisdiction of        (I. R. S. Employer
    incorporation or organization)          Identification No.)

      4600 S.E. 29th Street
      Del City, Oklahoma                          73115
    (Address of principal executive offices)    Zip Code

Registrant's telephone number, including area code(405)677-8711





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         [X] Yes    No[ ]



As of August 9, 1995, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                   PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements

            UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except earnings per share)

                                     Six months ended    Three months ended
                                         June 30,             June 30,
                                       1995    1994         1995    1994
                                       (Unaudited)          (Unaudited)
Interest income:
  Interest and fees on loans          $ 1,962   1,578        987     804
  Interest on federal funds sold           99      37         50      17
  Interest on securities                  873     856        439     439
    Total interest income               2,934   2,471       1476    1260

Interest expense:
  Interest on deposits                  1,257     838        648     424
  Interest on long-term debt              -         6         -       -
    Total interest expense              1,257     844        648     424

    Net interest income                 1,677   1,627        828     836

  Provision for loan losses               149      30         76      30
    Net interest income after provision
      for loan losses                   1,528   1,597        752     806

Non-interest income:
  Service charges on deposits             381     348        193     178
  Other service charges and fees, net     117      75         73      29
  Securities gains                          -      72         -       -
    Total non-interest income             498     495        266     207

Non-interest expense:
  Salaries and employee benefits          920     851        457     427
  Occupancy expense, net                  105     130         52      62
  Other real estate owned                   9      89          9       1
  Other                                   539     553        257     273
    Total non-interest expense          1,573   1,623        775     763

    Income before income taxes            453     469        243     250

Income tax expense                        101     106         60      55

    Net income                          $ 352     363        183     195

Earnings per share**                    $0.06     0.06        0.03  0.04

Average outstanding common shares       2,532   2,644       2,532  2,644

 **Earnings per share is calculated on year-to-date net income less the unpaid year-to-date preferred stock dividends. Preferred stock dividends accrue at $98,000 per quarter. See the Consolidated Balance Sheet, Stockholder Equity section for the number of authorized shares outstanding and total cumulated unpaid dividends.

         UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                          June 30,          December 31,
                                            1995                1994
                                                (In thousands)
ASSETS
Cash and due from banks                   $ 3,335               2,440
Federal funds sold                          2,515                 -
Securities
  Held to maturity                         24,110              23,451
  Available for sale                        7,089               7,137
Loans                                      41,013              41,974
  Unearned discounts                          (6)                (14)
  Allowance for loan losses                 (569)               (559)
    Loans, net                             40,438              41,401
Property and equipment, net                 3,955               4,051
Other real estate                             171                 180
Accrued interest receivable                   574                 612
Accounts receivable                            85                  90
Other assets                                  266                 358
                                          $82,538            79,720
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                        $58,305             56,178
  Non-interest bearing                     15,076             13,469
    Total deposits                         73,381             69,647
Securities sold under repurchase agreement    -                1,500
Deferred taxes                              1,182              1,199
Other liabilities                             605                425
    Total liabilities                      75,168             72,771
Commitments and contingencies                 -                 -
Stockholders'equity:
Preferred stock, 9% cumulative, nonvoting
  $30 par value, redeemable at the Company's
  option at par plus cumulative unpaid
  dividends.  Cumulative unpaid preferred
  dividends amount to $3,822,580 or $26.33
  per share at June 30, 1995. Authorized
  150,000 shares; issued and outstanding
  145,199 shares in 1995 and 1994           4,356              4,356
Class B preferred stock, $1 par value.
  Authorized 500,000 shares;
  none issued or outstanding                  -                   -
Common stock, $1 par value. Authorized
  10,000,000 shares; issued 2,805,385
  in 1995 and 1994                          2,805              2,805
Additional paid-in capital                  7,358              7,358
Accumulated deficit                        (5,963)            (6,315)
Net unrealized holding loss on investment
  securities available for sale,net of
  deferred taxes                              (89)              (158)
                                            8,467              8,046
Less cost of common stock held in Treasury
  (273,148 shares in 1995 and 1994)        (1,097)            (1,097)
Net stockholders'equity                     7,370              6,949
                                        $  82,538             79,720
/TABLE

         UNITED OKLAHOMA BANKSHARES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited)

                                          June 30,      December 31,
                                            1994          1995
                                              (In thousands)
Preferred stock:

  Balance at beginning and end of year    $ 4,356           4,356

Common stock:

  Balance at beginning and end of year      2,805           2,805

Additional paid-in capital:

  Balance at beginning and end of year      7,358           7,358

Accumulated deficit:

  Balance at beginning of year             (6,315)         (7,144)
  Net income                                  352             829

  Balance at end of year                   (5,963)         (6,315)

Net unrealized holding gain (loss) on
investment securities available for sale:

  Balance at beginning of year               (158)            -
  Implementation of change in accounting
    for investment securities,
    net of deferred taxes                      -              170
  Change in net unrealized holding gain
  (loss) on investment securities
  available for sale, net of deferred taxes    69            (328)

  Balance at end of year                      (89)           (158)

Treasury stock:

  Balance at beginning and end of year     (1,097)         (1,086)
  Purchase stock                              -               (11)

  Balance at end of year                   (1,097)         (1,097)


  Net stockholders' equity               $  7,370           6,949


        UNITED OKLAHOMA BANKSHARES, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                   Six months ended
                                                        June 30
                                                    1995      1994
                                                    (In thousands)
Cash flows from operating activities:
  Net Income                                      $ 352       363
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    206       185
    Provision for loan losses                       149        30
    Provision for market decline-other real estate    9        82
    Amortization of intangibles                      74        74
    Amortization of premium, accretion of
      discounts, net                                 38        69
    Gain on sale of securities                        -       (72)
    (Increase) decrease in interest payable         142       (32)
    (Increase) decrease in interest receivable       38       (27)
    Decrease in other assets                         23       367
    Decrease in deferred income taxes               (17)      (89)
    (Decrease) increase in other liabilities         (7)       35
      Total adjustments                             655       622

Net cash provided by operating activities         1,007       985

Cash flows from investing activities:
  Proceeds from principal payments on mortgage
     backed securities                              764     2,083
  Proceeds from maturities of securities            235     2,017
  Purchase of securities                         (1,534)   (7,498)
  Net decrease in loans                             814     2,182
  Capital expenditures                             (110)      (96)
Net cash provided by (used in) investing activities 169    (1,312)

Cash flows from financing activities:
  Net increase in interest bearing and non-
    interest bearing demand deposits, savings
    and certificates of deposit                   3,734     1,767
  Repayment of long-term debt                       -        (450)
  Repayment of securities sold under repurchase  (1,500)       -

Net cash provided by financing activities         2,234     1,317

Net increase in cash and cash equivalents         3,410       990

Cash and cash equivalents at beginning of period  2,440     2,367

Cash and cash equivalents at end of period      $ 5,850     3,357

Supplemental disclosure of noncash investing activities:

 Net unrealized holding loss on investment securites
 available for sale, net of deferred tax          $  89       -

         United Oklahoma Bankshares, Inc. and Subsidiaries
       Notes to Consolidated Quarterly Financial Information
                            (Unaudited)


1.  Summary of Significant Accounting Policies

The accounting and reporting policies of United Oklahoma Bankshares, Inc. (the "Company") and its subsidiaries conform to generally accepted accounting principles and practices within the banking industry. The following represent the more significant of those policies and practices.

  Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all wholly owned, after elimination of all significant intercompany accounts and transactions.

  Securities


The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115), at January 1, 1994. Under Statement 115, the Company classified its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. No investment securities within the portfolio are considered trading. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held to maturity are classified as available for sale.

Item 2.

         Management's Discussion and Analysis of Financial
                  Condition and Operating Results

Results of Operations-Quarter Ended June 30, 1995


The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations, financial condition, liquidity and capital resources (including its subsidiary bank, United Bank
(UB) and its non-bank subsidiaries). Management is unaware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's operations.

Overview

Net income for the second quarter of 1995 was approximately $183,000, compared to $195,000 for the second quarter of 1994. The before tax income for the second quarter of 1995 was $243,000 compared to $250,000 for the second quarter of 1994. Earnings per share reflected income of $0.06 at June 30, 1995 compared to income of $0.06 per share at June 30, 1994. Earnings per share is calculated on year-to date net income less the unpaid year-to date preferred stock dividends. Unpaid preferred stock dividends accrue at $98,000 per quarter.

Net Interest Income

Net interest income was $1,677,000 for the six months ended June 30, 1995 compared to $1,627,000 for the same period in 1994, representing an increase of $50,000 or 3%. The volume of average earning assets increased $4,545,000 while average interest bearing liabilities increased $1,692,000 between June 30, 1994 and 1995. The yield on average earning assets increased 85 basis points from June 30, 1994 to June 30, 1995 while the rate paid on average interest bearing liabilities increased 132 basis points during the same time period resulting in a decrease in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 47 basis points.

Allowance for Loan Losses

The allowance for loan losses was approximately $569,000 at June 30, 1995 compared to $559,000 at December 31, 1994 and $565,000 at
June 30, 1994. As a percentage of loans, the allowance for loan losses was 1.39%, 1.33% and 1.62% at June 30, 1995, December 31 and June 30, 1994 respectively.

 Securities

 The Company has designated securities as "Held to maturity" or "Available for sale". A comparison of recorded value and market value of securities is as follows (in thousands):


                                         June 30, 1995

Held to maturity:
                              Amortized   Unrealized  Unrealized    Estimated
                                Cost        Gains       Losses    Market value
U. S. Treasury securities   $  1,265          2            (6)        1,261
Mortgage-backed securities    12,587         68          (133)       12,522
State & municipals            10,258         27          (254)       10,031

  Total "Held to maturity"  $ 24,110         97          (393)       23,814

  Available for sale:

U. S. Treasury securities   $    828          8            -           836
Mortgage-backed securities     6,409          -          (156)       6,253

 Total "Available for sale" $  7,237          8          (156)       7,089

 Non-performing Assets

 Non-performing assets, including other real estate, totalled
 $273,000 at June 30, 1995, a decrease of $85,000 from December
 31, 1994.

 The following table sets forth such loans and other real estate at the dates indicated.-

                                              June 30,    December 31,  June 30,
                                                1995          1994        1994
                                                  (Dollars in thousands)

  Non-accrual loans                             102         178         576
  Loans contractually past due 90 days or more    -           -          39
    Total nonperforming loans                   102         178         615
  Other real estate                             171         180         222

    Total nonperforming assets                  273         358         837

  Nonperforming loans to total loans           0.24%       0.43%       1.76%


Capital and Liquidity

The Company's primary capital totalled $7,864,000 and $7,361,000 at June 30, 1995 and December 31, 1994, respectively. Equity capital totalled $7,369,000 and $6,949,000 at June 30, 1995 and December 31, 1994, respectively. The Company's ratio of primary capital and equity capital to assets are as follows:


                                           June 30,   December 31,
                                            1995          1994

  Company's primary capital to asset ratio  9.53%         9.37%
  Company's equity capital to asset ratio   8.99          8.89


UB's primary capital totalled $7,830,000 and $7,321,000 at June 30, 1995 and December 31, 1994 respectively. Equity capital totalled $7,335,000 and $6,909,000 at June 30, 1995 and December 31, 1994 respectively. UB's ratio of primary capital and equity capital to assets are as follows:


                                        June 30,    December 31,
                                          1995        1994

  UB's primary capital to asset ratio     9.50%       9.32%
  UB's equity capital to asset ratio      8.95        8.84


UB is subject to certain regulatory capital regulations which require the maintenance of certain levels of capital as a percentage of risk-adjusted assets. These regulations define capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common shareholders' equity, while supplementary capital is comprised of preferred stock, certain debt instruments, and a portion of the allowance for loan losses. At December 31, 1994, the required core capital is 4.00% and total risk-based capital is 8.00%. UB's core and total risk-based capital exceed regulatory guidelines at June 30, 1995 and December 31, 1994 respectively, and are as follows:


                                      June 30,    December 31,
                                      1995          1994

    Tier 1 capital (core)             13.94%        13.05%
    Tier 2 capital (total risk-based) 15.03         14.11

Accounting Standards Adopted

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The Company adopted this statement in January 1, 1995. The impact of this statement does not have a material effect on the Company's consolidated financial statements.

                    PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
    The Company and its subsidiaries are not defendants in any legal proceedings.

Item 2.  Changes in Securities
    None

Item 3.  Defaults upon Senior Securities
    None

Item 4. Submission of Matters to a Vote of Securities Holders
    None

Item 5.  Other Information
     An Information Statement was mailed on June 5, 1995, to the holders of record of shares of common stock of United Oklahoma Bankshares, Inc. (United) as of the close of business on May 16,
1995.   Pursuant to the terms of a Stock Purchase Agreement, dated
January 16, 1995, between Ameribank Corporation and certain stockholders of United, Ameribank acquired 702,266 shares of Common Stock of United, or approximately 27.7% of the issued and
outstanding  shares  of  Common  Stock.   In  addition,  Ameribank
acquired   92,790  shares  of  United's  9%  Cumulative  Nonvoting
Preferred  Stock,  which  is  also  nonconvertible,  from  various
shareholders   of   United.    The   92,790   shares   represented
approximately  63.9% of the outstanding shares of  such  preferred stock.
   As  of the closing of the Stock Purchase Agreement the Board  of
Directors  of  United  consisted of three (3)  members.   At  such
closing one (1) of the three (3) members of United's Board of Directors, Mrs. Gladys Tucker, resigned as a director and Mr. George N. Cook, Jr., a designee of Ameribank, was elected by the remaining directors of United to fill the vacancy. The other two
(2) directors of United, Willis J. Wheat and J. N. Ainsworth resigned as directors of United effective ten (10) days after the filing of the Information Statement with the Securities and Exchange Commission and transmittal of the Information Statement to holders of record of United's Common Stock. On the effective date of the resignation of Messrs. Wheat and Ainsworth as directors of United, Ameribank's designees, D. Wesley Schubert and
J. Michael Adcock, were elected as members of the Board of Directors of United by the remaining member of the Board of Directors of United to fill the two (2) vacancies resulting from the resignation of Messrs. Wheat and Ainsworth.

Item 6. Exhibits and Reports on Form 8-K
          a.  Exhibits:
              None
          b.  Reports on Form 8-K
              None

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





          UNITED OKLAHOMA BANKSHARES, INC.
          Registrant




DATE:  August 11, 1995
                              George N. Cook
                              Chairman of the Board




                              June A. O'Steen
                              Principal Accountant