Form 10-Q/A
period 1995-06-30
UNITED OKLAHOMA BANKSHARES INC
filed 1995-08-15
CIK 725806

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q/A



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

Item 6. Exhibits and Reports on Form 8-K
          a.  Exhibits:
              (1)  Exhibit 27-Financial Data Schedule

          b.  Reports on Form 8-K
              None

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





          UNITED OKLAHOMA BANKSHARES, INC.
          Registrant




DATE:  August 14, 1995
                              George N. Cook
                              Chairman of the Board




                              June A. O'Steen
                              Principal Accountant