Form 10-Q
period 1995-09-30
UNITED OKLAHOMA BANKSHARES INC
filed 1995-11-13
CIK 725806

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q



        Quarterly Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934


For the quarter ended September 30, 1995 Commission file number 0-12047



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


                         [X] Yes    No[ ]



As of October 31, 1995, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                   PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements

            UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except earnings per share)

                                     Nine months ended    Three months ended
                                         Sept. 30,           Sept. 30,
                                       1995    1994         1995    1994
                                       (Unaudited)          (Unaudited)
Interest income:
  Interest and fees on loans          $ 3,020   2,430       1,058     852
  Interest on federal funds sold          115      50          16      13
  Interest on securities                1,319   1,292         446     439
    Total interest income               4,454   3,772       1,520   1,301

Interest expense:
  Interest on deposits                  1,900   1,285         643     447
  Interest on long-term debt              -         6         -       -
    Total interest expense              1,900   1,291         643     447

    Net interest income                 2,554   2,481         877     854

  Provision for loan losses               234      60          85      30
  Net interest income after provision
    for loan losses                     2,320   2,421         792     824

Non-interest income:
  Service charges on deposits             590     552         209     204
  Other service charges and fees, net     186     111          69      36
  Securities gains                          -     104          -       32
  Total non-interest income               776     767         278     272

Non-interest expense:
  Salaries and employee benefits        1,368   1,289         448     438
  Occupancy expense, net                  189     198          84      68
  Other real estate owned                 (17)     91         (26)      2
  Other                                   769     836         230     283
  Total non-interest expense            2,309   2,414         736     791

  Income before income taxes              787     774         334     305

Income tax expense                        193     181          92      75

  Net income                            $ 594     593         242     230

Earnings per share**                    $0.12    0.11        0.06    0.05

Average outstanding common shares       2,532   2,644       2,532   2,644

 **Earnings per share is calculated on year-to-date net income less the unpaid year-to-date preferred stock dividends. Preferred stock dividends accrue at $98,000 per quarter. See the Consolidated Balance Sheet, Stockholder Equity section for the number of authorized shares outstanding and total cumulated unpaid dividends.

         UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                          Sept. 30,          December 31,
                                            1995                1994
                                                (In thousands)
ASSETS
Cash and due from banks                   $ 2,844               2,440
Federal funds sold                          2,400                 -
Securities
  Held to maturity                         23,418              23,451
  Available for sale                        7,015               7,137
Loans                                      41,216              41,974
  Unearned discounts                          (4)                (14)
  Allowance for loan losses                 (511)               (559)
    Loans, net                             40,701              41,401
Property and equipment, net                 3,895               4,051
Other real estate                             148                 180
Accrued interest receivable                   565                 612
Accounts receivable                            83                  90
Other assets                                  212                 358
                                          $81,281              79,720
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                        $56,604             56,178
  Non-interest bearing                     15,133             13,469
    Total deposits                         71,737             69,647
Securities sold under repurchase agreement    -                1,500
Deferred taxes                              1,159              1,199
Other liabilities                             751                425
  Total liabilities                        73,647             72,771
Commitments and contingencies                 -                 -
Stockholders'equity:
Preferred stock, 9% cumulative, nonvoting
  $30 par value, redeemable at the Company's
  option at par plus cumulative unpaid
  dividends.  Cumulative unpaid preferred
  dividends amount to $3,822,580 or $26.33
  per share at June 30, 1995. Authorized
  150,000 shares; issued and outstanding
  145,199 shares in 1995 and 1994           4,356              4,356
Class B preferred stock, $1 par value.
  Authorized 500,000 shares;
  none issued or outstanding                  -                   -
Common stock, $1 par value. Authorized
  10,000,000 shares; issued 2,805,385
  in 1995 and 1994                          2,805              2,805
Additional paid-in capital                  7,358              7,358
Accumulated deficit                        (5,721)            (6,315)
Net unrealized holding loss on investment
  securities available for sale,net of
  deferred taxes                              (67)              (158)
                                            8,467              8,046
Less cost of common stock held in Treasury
  (273,148 shares in 1995 and 1994)        (1,097)            (1,097)
Net stockholders'equity                     7,634              6,949
                                        $  81,281             79,720
/TABLE

         UNITED OKLAHOMA BANKSHARES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited)

                                          Sept. 30,      December 31,
                                            1995           1994
                                              (In thousands)
Preferred stock:

  Balance at beginning and end of year    $ 4,356           4,356

Common stock:

  Balance at beginning and end of year      2,805           2,805

Additional paid-in capital:

  Balance at beginning and end of year      7,358           7,358

Accumulated deficit:

  Balance at beginning of year             (6,315)         (7,144)
  Net income                                  594             829

  Balance at end of year                   (5,721)         (6,315)

Net unrealized holding gain (loss) on
investment securities available for sale:

  Balance at beginning of year               (158)            -
  Implementation of change in accounting
  for investment securities,
  net of deferred taxes                        -              170
  Change in net unrealized holding gain
  (loss) on investment securities
  available for sale, net of deferred taxes    91            (328)

  Balance at end of year                      (67)           (158)

Treasury stock:

  Balance at beginning and end of year     (1,097)         (1,086)
  Purchase stock                              -               (11)

  Balance at end of year                   (1,097)         (1,097)


  Net stockholders' equity               $  7,634           6,949


        UNITED OKLAHOMA BANKSHARES, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                   Nine months ended
                                                       Sept. 30
                                                    1995      1994
                                                    (In thousands)
Cash flows from operating activities:
  Net Income                                      $  594       593
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     312       280
    Provision for loan losses                        234        60
    Provision for market decline-other real estate     6        82
    Amortization of intangibles                      111       111
    Amortization of premium, accretion of
      discounts, net                                  60        97
    Gain on sale of securities                         -      (104)
    (Increase) decrease in interest payable          238       (18)
    (Increase) decrease in interest receivable        47        54
    Decrease in other assets                          68       411
    Decrease in deferred income taxes                (40)      (85)
    (Decrease) increase in other liabilities          88        41
      Total adjustments                            1,124       929

Net cash provided by operating activities          1,718     1,522

Cash flows from investing activities:
  Proceeds from principal payments on mortgage
     backed securities                             1,195     2,777
  Proceeds from maturities of securities             525     3,143
  Purchase of securities                          (1,534)   (7,497)
  Net decrease in loans                              466    (2,391)
  Capital expenditures                              (156)     (152)
Net cash used in investing activities                496    (4,120)

Cash flows from financing activities:
  Net increase in interest bearing and non-
    interest bearing demand deposits, savings
    and certificates of deposit                    2,090     5,419
  Repayment of long-term debt                       -         (450)
  Repayment of securities sold under repurchase   (1,500)       -

Net cash provided by financing activities            590     4,969

Net increase in cash and cash equivalents          2,804     2,371

Cash and cash equivalents at beginning of period   2,440     2,367

Cash and cash equivalents at end of period       $ 5,244     4,738

 Supplemental disclosure of noncash investing activities:

 Net unrealized holding loss on investment securites
 available for sale, net of deferred tax         $    67       158

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

Results of Operations-Quarter Ended September 30, 1995


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

Overview

Net income for the third quarter of 1995 was approximately $242,000, compared to $230,000 for the third quarter of 1994.
The before tax income for the third quarter of 1995 was $334,000 compared to $305,000 for the third quarter of 1994. Earnings per share reflected income of $0.12 at September 30, 1995 compared to income of $0.11 per share at September 30, 1994. Earnings per share is calculated on year-to date net income less the unpaid year-to date
preferred  stock  dividends.   Unpaid  preferred  stock  dividends
accrue at $98,000 per quarter.

Net Interest Income

Net interest income was $2,554,000 for the nine months ended September 30, 1995 compared to $2,481,000 for the same period in 1994, representing an increase of $73,000 or 3%. The volume of average earning assets increased $4,183,000 while average interest bearing liabilities increased $2,111,000 between September 30, 1994 and 1995. The yield on average earning assets increased 84 basis points from September 30, 1994 to September 30, 1995 while the rate paid on average interest bearing liabilities increased 125 basis points during the same time period resulting in a decrease in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 41 basis points.

Allowance for Loan Losses

The allowance for loan losses was approximately $511,000 at September 30, 1995 compared to $559,000 at December 31, 1994 and $530,000 at
September 30, 1994. As a percentage of loans, the allowance for loan losses was 1.26%, 1.33% and 1.35% at September 30, 1995, December 31 and September 30, 1994 respectively.

 Securities

 The Company has designated securities as "Held to maturity" or "Available for sale". A comparison of recorded value and market value of securities is as follows (in thousands):


                                         September 30, 1995

Held to maturity:
                              Amortized   Unrealized  Unrealized    Estimated
                                Cost        Gains       Losses    Market value
U. S. Treasury securities   $  1,265          2         (2)           1,265
Mortgage-backed securities    12,191         74       (103)          12,162
State & municipals             9,962         87        (67)           9,982

  Total "Held to maturity"  $ 23,418        163       (172)          23,409

  Available for sale:

U. S. Treasury securities   $   $827          9         -              836
Mortgage-backed securities     6,299          -       (120)          6,179

 Total "Available for sale"  $ 7,126          9       (120)          7,015

 Non-performing Assets

 Non-performing assets, including other real estate, totalled
 $418,000 at September 30, 1995, a decrease of $60,000 from December
 31, 1994.

 The following table sets forth such loans and other real estate at the dates indicated.-

                                           Sept. 30,    December 31,  Sept. 30,
                                              1995          1994        1994
                                                  (Dollars in thousands)

  Non-accrual loans                             270         178         457
  Loans contractually past due 90 days or more    -           -          31
  Total nonperforming loans                     270         178         488
  Other real estate                             148         180         222

  Total nonperforming assets                    418         358         710

  Nonperforming loans to total loans           0.66%       0.43%       1.24%


Capital and Liquidity

The  Company's primary capital totalled $8,108,000 and  $7,361,000
at  September  30,  1995  and December 31, 1994, respectively.   Equity
capital totalled $7,634,000 and $6,949,000 at September 30, 1995 and December 31, 1994, respectively. The Company's ratio of primary capital and equity capital to assets are as follows:


                                         September 30,   December 31,
                                            1995          1994

  Company's primary capital to asset ratio  9.88%       9.37%
  Company's equity capital to asset ratio   9.35        8.89


UB's  primary capital totalled $8,053,000 and $7,321,000  at  September
30,  1995  and  December  31, 1994 respectively.   Equity  capital
totalled $7,579,000 and $6,909,000 at September 30, 1995 and December 31, 1994 respectively. UB's ratio of primary capital and equity capital to assets are as follows:


                                     September 30,    December 31,
                                          1995        1994

  UB's primary capital to asset ratio     9.82%       9.32%
  UB's equity capital to asset ratio      9.29        8.84


UB is subject to certain regulatory capital regulations which require the maintenance of certain levels of capital as a
percentage  of  risk-adjusted assets.   These  regulations  define
capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common shareholders' equity, while supplementary capital is comprised of preferred
stock,   certain debt instruments, and a portion of the  allowance
for loan losses. At December 31, 1994, the required core capital is 4.00% and total risk-based capital is 8.00%. UB's core and total risk-based capital exceed regulatory guidelines at September 30, 1995 and December 31, 1994 respectively, and are as follows:


                                  September 30,    December 31,
                                      1995          1994

    Tier 1 capital (core)             13.54%        13.05%
    Tier 2 capital (total risk-based) 14.70         14.11

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

Item 2.  Changes in Securities
    None

Item 3.  Defaults upon Senior Securities
    None

Item 4. Submission of Matters to a Vote of Securities Holders
        None

Item 5.  Other Information

         On July 20, 1995, Ameribank Corporation sent a letter to all preferred stockholders of the Company offering to purchase all outstanding shares of Preferred Stock. As a result of that offer, Ameribank Corporation acquired an additional 8,256 shares of the Company's Preferred Stock and now owns 101,046 shares, which represents approximately 69.6% of the Preferred Stock.

         On November 3, 1995, Ameribank Corporation commenced a Tender Offer to purchase up to 1,478,036 of the outstanding shares of Common Stock of the Company, at the purchase price of $0.50 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 3, 1995. For more information regarding this Tender Offer, please see Ameribank Corporation's Tender Offer Statement on Schedule 14D-1 dated November 3, 1995 and filed with the Securities Exchange Commission.

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





          UNITED OKLAHOMA BANKSHARES, INC.
          Registrant




DATE:  November 13, 1995
                              George N. Cook
                              Chairman of the Board




                              June A. O'Steen
                              Principal Accountant