Form 10-K
period 1995-12-31
UNITED OKLAHOMA BANKSHARES INC
filed 1996-03-28
CIK 725806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934

 [X]  Annual  Report Pursuant to Section 13 or 15(d)  of  the
  Securities Exchange Act of 1934
     [Fee Required]
 For the Fiscal year ended    December 31, 1995
                             or
 [   ]  Transition Report Pursuant to Section 13 or 15(d)  of
  the Securities Exchange Act of 1934
 [Fee Required]
 For the transition period from____________  to_________________
 Commission file number     0-12047

              UNITED OKLAHOMA BANKSHARES, INC.
   (Exact name of registrant as specified in its charter)

             Oklahoma                          73-0969432
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

          4600 S.E. 29th Street
          Del City, Oklahoma                       73115
 (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code (405)  677-8711

 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common stock,$1 par value

 Indicate by check mark whether the registrant (1) has  filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    [X] Yes     No [  ]

 Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item 405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-K or any amendment to this Form 10-K.   [  ]

 As  of  February 1, 1996, based on the reported average  bid and  asked prices, the aggregate market value of the common
  stock   held  by  non-affiliates  of  the  registrant   was
  approximately $1,266,000.

 As of February 1, 1996, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

 NOTE:  See pages  49-51  for Form 10-K Cross Reference Index

 BUSINESS
  United Oklahoma Bankshares, Inc. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The principal business of the Company is the ownership and supervision of United Bank ("UB"), Del City, Oklahoma. As of December 31, 1995, the Company and its subsidiaries had 53 full time equivalent employees. UB is a state chartered banking association whose deposits are insured pursuant to the Federal Deposit Insurance Act. UB, which operates primarily in Oklahoma, competes with other financial institutions in its trade area in providing a full range of traditional banking and related financial services to the commercial, consumer, energy, real estate and financial sectors. UB operates two wholly owned subsidiaries, United Del City Tower, Inc. ("UDCT") and 4600 Corporation.

  UDCT owns and manages United Del City Tower of which the first and part of the second floors are occupied by UB. The facility is approximately 100% occupied at year end. 4600 Corporation was formed to sell assets on which UB foreclosed.

  In  1991, the Company borrowed the sum of $1,400,000 from  John
  E. Kirkpatrick of Oklahoma City, Oklahoma, a preferred stockholder of the Company. The note was collateralized by 100% of the stock of UB. The note was paid in full as of December 31, 1994.

  PROPERTIES

  The Company's corporate headquarters are located in United Del City Tower at 4600 S.E. 29th Street, Del City, Oklahoma. This facility is located on approximately 8 acres and comprises approximately 77,000 square feet of usable space. The Tower houses the main banking functions and the Company's executive offices. UB occupies 27% of the building and approximately 73% is leased to various tenants. In 1993, UB completed construction of a new drive-in facility attached to the United Del City Tower. UB also sold its previous drive-in facility during 1993.

  LEGAL

  The Company and its subsidiaries are not defendants in any material legal proceedings.

  COMMON STOCK

  On January 30, 1995, certain shareholders of the Company entered into a Stock Purchase Agreement with Ameribank Corporation ("Ameribank"). The shareholders collectively agreed to sell all their common stock in the Company and their 9% cumulative, non-voting preferred stock in the Company. The shareholders collectively owned approximately 25% of all the issued and outstanding shares of common stock and 30% of the issued and outstanding preferred stock of the Company. The Stock Purchase Agreement was closed and the shares transferred on May 16, 1995. In July, Ameribank made an offer to purchase stock and acquired an additional 5.69% of the preferred stock.

  On November 3, 1995, Ameribank made a tender offer to the common stock shareholders of the Company. After the purchase of shares through the tender offer, Ameribank owned an additional 23.2% of the common stock of the Company. On
  January  5,  1996,  Ameribank  filed  its  Final  Amendment  on
  Schedule 14D-1, indicating that as of that date it had acquired 23,706 shares of common stock in private transactions which represents a total of 1,514,118 or approximately 59.8% of the common stock of the Company. Since Ameribank's offer to the preferred shareholders in July, 1995, Ameribank has purchased an additional 5,883 shares of preferred stock in private transactions for a total of 106,929 or approximately 73.6% of the preferred stock of the Company. As of March 15, 1996, Ameribank purchased an additional 1,100 shares of common stock and 2,510 shares of preferred stock of the Company.

  DISCLAIMER

  This annual report has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

SELECTED FINANCIAL DATA
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

The Selected Financial Data which follows should be read in conjunction with the consolidated financial statements (including the notes thereto) of the Company and its subsidiaries appearing elsewhere herein.

                                        Years ended December 31,
                                   1995      1994      1993      1992      1991
                                      (In thousands except per share amounts)

Summary of Income:
  Interest income............   $ 6,015     5,160     5,235     5,460     5,309
  Interest expense...........    (2,569)   (1,801)   (1,847)   (2,299)   (2,646)
  Provision for loan losses..      (279)      (90)     (236)     (128)     (165)
  Non-interest income........     1,016     1,030       837       795     1,114
  Non-interest expense.......    (3,155)   (3,206)   (3,068)   (2,735)   (4,215)
  Income (loss) before income
  taxes and cumulative effect
  of change in accounting
  principle..................       775       829       655       648      (358)
  Cumulative effect of change
  in accounting principle....        -         -        116        -         -
  Net income (loss)..........   $   775       829       771       648      (358)

Per share data:
  Income (loss) before cumulative
  effect of change in accounting
  principle..................   $  0.15      0.17      0.10      0.10     (0.28)
  Cumulative effect of change
  in accounting principle....       -         -        0.04        -         -
  Net income (loss)..........   $  0.15      0.17      0.14      0.10     (0.28)

  Average outstanding common
  shares.....................     2,532     2,616     2,644     2,644     2,644

Period end balances:
  Cash and due from banks....   $ 2,584     2,440     1,907     3,270     2,695
  Federal funds sold.........     6,300       -         460     1,560     2,085
  Investment securities......    28,800    30,588    29,794    33,352    30,722
  Loans, net of unearned discount
  and allowance for loan losses  43,604    41,401    36,509    33,804    30,185
  Total assets...............    86,071    79,720    74,564    78,556    72,689
  Deposits...................    76,270    69,647    66,094    70,302    64,825
  Long-term debt.............     -         -           450       900     1,400
  Stockholders' equity.......     7,823     6,949     6,289     5,518     4,870

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations, financial condition, liquidity and capital resources (including its subsidiary bank, UB, and its non-bank subsidiaries, UDCT and 4600 Corporation). Such discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the notes thereto) and Selected Financial Data appearing elsewhere in this annual report.


RESULTS OF OPERATIONS


General. Net income totaled $.8 million in 1995, compared to $.8 million in 1994 and in 1993. Earnings per share were $.15 in
1995, compared to $.17 per share in 1994 and $.14 per share in 1993. Net income in 1993 included $.1 million ($.04 per share) cumulative effect of change in accounting principle as a result of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Management is unaware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the operations.

Net Interest Income. Net interest income, the difference between gross interest and fees on earning assets (primarily loans and investments) and interest paid on deposits and borrowed funds necessary to support such assets, is a major component of a financial institution's earnings.

Net interest income aggregated $3,446,000 and $3,359,000 in 1995 and 1994, respectively, an increase of $87,000. Net interest income decreased $29,000 between 1994 and 1993.

From 1994 to 1995, the volume of average earning assets increased $4.4 million, while average interest bearing liabilities increased $2.2 million. The yield on average earning assets increased 71 basis points from 1994 to 1995, while the rate paid on average interest bearing liabilities increased 119 basis points during the same time period resulting in a decrease in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 48 basis points. As a result of the increase in the rate earned on interest earning assets and an even greater increase in the rate paid on interest bearing liabilities, net interest margin decreased 16 basis points from 4.75% in 1994 to 4.59% in 1995.

From 1993 to 1994, the volume of average earning assets increased $.1 million, while average interest bearing liabilities decreased $2.1 million. The yield on average earning assets decreased 11 basis points from 1993 to 1994, while the rate paid on average interest bearing liabilities increased 4 basis points during the same time period resulting in a decrease in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 15 basis points. As a result of the decrease in the rate earned on interest bearing assets and the increase in the rate paid on interest bearing liabilities, net interest margin decreased 5 basis points from 4.80% in 1993 to 4.75% in 1994.

As management deems necessary and to the extent it has the flexibility, it will alter the volume and mix of earning assets and supporting liabilities so as to obtain optimal interest margins while maintaining sufficient liquid resources.

The following table illustastrates volume and yield/rate variances on an actual basis (versus a taxable equivalent basis) for the years indicated. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

                          Year Ended December 31,       Year ended December 31,
                           1995 Compared to 1994         1994 Compared to 1993

                              Increase/Decrease             Increase/Decrease
                              Due to Change in:             Due to Change in:
                                    Yield/                         Yield/
                           Volume    Rate      Net         Volume   Rate    Net

Earning assets:
  Investment securities..$   (87)      96       9           (181)    (26)  (207)
  Federal funds sold.....     72       44     116            (11)     15      4
  Loans net of unearned
    discounts............    398      332     730            157     (29)   128

    Total interest income    383      472     855            (35)    (40)   (75)

Interest bearing liabilities:
  Interest bearing deposits   75      698     773            (52)     39    (13)
  Short-term borrowings..      1       -        1              3      -       3
  Long-term debt.........     (3)      (3)     (6)           (33)     (3)   (36)

    Total interest expense    73      695     768            (82)     36    (46)

Net interest income......$   310     (223)     87             47     (76)   (29)

Risk Elements of Earning Assets. Risk elements of the Company's earning assets are evidenced, in part, by non-performing loans consisting of loans contractually past due 90 days or more, loans placed on non-accrual status and other real estate which has been acquired in full or partial settlement of defaulted loans. Non-performing assets are carried by the Company at estimated net realizable value and known losses of principal have been charged off.

At December 31, 1995, non-performing loans totaled $184,000. Non-performing loans as a percentage of all loans outstanding were
 .42% at December 31, 1995. The majority of non-performing loans are secured. The following table sets forth such loans and other real estate at the dates indicated:

                                            Years ended December 31,
                                          1995         1994       1993
                                             (Dollars in thousands)

Non-accrual loans.....................$    184          178        481

Other real estate.....................      63          180        552

  Total non-performing asset..........$    247          358      1,033

Non-performing loans to total loans...    .42%         .43%      1.32%

Under the Company's lending policies, all commercial loans are reviewed and graded according to their perceived credit risk (borrower's financial strength; value and type of collateral;
borrower's  performance, etc.).                    Based  on  this
grading system, credits requiring special attention are placed on special monitoring for the attention of management and the Board of Directors. Management, through this special monitoring system, in conjunction with past loan loss experience, current and perceived future economic conditions and other factors, determines the level at which the allowance for loan losses should be maintained to adequately cover the loan portfolio risk.

Non-accrual status loans are identified through the special monitoring system and periodic review of past due loans by officers and management. When doubt exists as to the ultimate collectibility of interest or principal, such loans are placed on non-accrual status. When a loan is placed on non-accrual status, interest previously accrued but uncollected on such loans is reversed and charged against current income. Subsequent payments collected on such loans are credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful; otherwise, the payment is credited to income and principal according to the loan terms.

Loans on which interest had ceased to be accrued approximated $184,000, $178,000 and $481,000 at December 31, 1995, 1994 and
1993, respectively. Approximately $6,000 was recognized on these loans in 1995 and in 1994, and $17,000 was recognized in 1993.

Had the accrual status of these loans been normal, approximately $21,000, $47,000 and $42,000 of additional interest would have been earned in 1995, 1994 and 1993, respectively. None of these loans are restructured troubled debt.

Internally classified assets of UB, which approximate the same as classifications by regulatory authorities and includes other real estate, decreased from $769,000 at December 31, 1994 to $310,000 at December 31, 1995, a decrease of 60%.

At December 31, 1995, the Company had approximately $67,000 of loans for which payments were contractually past due less than 90 days, and the borrowers were experiencing financial difficulties. These loans are included in the special monitoring loans which are subject to management's attention and review.

Allowance and Provision for Loan Losses. The allowance for loan losses totaled $538,000, $559,000 and $437,000 at December 31,
1995, 1994 and 1993, respectively. The provision charged to expense amounted to $279,000 in 1995 compared to $90,000 and $236,000 in 1994 and 1993, respectively. Net losses (recoveries) on loans were approximately $300,000 in 1995, compared to $(32,000) in 1994 and $268,000 in 1993. The amount of provision charged to expense is based on the current level of net loan losses, perceived economic conditions, changes in the size and character of the loan portfolio, and management's assessment of the loan portfolio's inherent risk in relation to the allowance for loan losses (see Note 5 to Consolidated Financial Statements).

The allowance for loan losses as a percentage of total loans was 1.22%, 1.33% and 1.18% at December 31, 1995, 1994 and 1993,
respectively.

Non-interest Income.

                                           Years ended December 31,
                                          1995       1994        1993
                                                 (In thousands)

Service charges on deposits............$  790         748         675
Other service charges and fees, net....   226         178         162
Securities gains.......................    -          104          -

  Total................................$1,016       1,030         837

Non-interest Expense. Non-interest expense amounted to $3.2 million in 1995 and in 1994 and $3.1 million in 1993 representing no change in 1995 and a 3.2% increase in 1994. Salaries and employee benefits continue to represent a large portion of non-interest expense.

Net costs and write downs associated with other real estate owned approximated $(15,000), $92,000 and $66,000 in 1995, 1994 and
1993, respectively, and represent amounts provided for decreases in the market value of the properties, net gains and losses on sales of the properties, and net expenses incurred for the maintenance of the properties.

                                          Years ended December 31,
                                        1995        1994        1993
                                                (In thousands)

Salaries and employee benefits........$ 1,911       1,739       1,567
Occupancy expense, net................    250         271         309
Other real estate owned, net..........    (15)         92          66
Other.................................  1,009       1,104       1,126

  Total...............................$ 3,155       3,206       3,068

LIQUIDITY

Liquidity is defined as a company's ability to meet maturing obligations and existing commitments and withstand fluctuations in funding needs, while also maintaining sufficient levels of highly liquid assets. Liquidity ultimately depends on profitability, asset quality and mix, asset and liability maturities and repriceability, and borrowing ability.

The asset side of the balance sheet provides liquidity through regular amortization and maturities of loans, maturities of investment securities and money market instruments, maturities of deposits in other banks, and other assets available for sale. Deposit growth, diversification of liability products and access to other funding sources provide liquidity from the liability side. Management is unaware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.

INDEBTEDNESS

In 1991, the Company borrowed the sum of $1,400,000 from John E. Kirkpatrick of Oklahoma City, Oklahoma, a preferred stockholder of the Company. The note was collateralized by 100% of the stock of UB. The note was paid in full as of December 31, 1994.

PREFERRED STOCK

The Company has $4.4 million of preferred stock outstanding with 9% cumulative dividends in arrears since October 1, 1985. Cumulative unpaid dividends in arrears at December 31, 1995 approximated $4,018,410.

RATE SENSITIVITY

Both liquidity and net interest margin are significantly affected by the sensitivity that assets and liabilities have to changes in market interest rates, levels of earning assets and funding mixes, the direction of interest rate movements, the velocity at which changes occur and the absolute level of interest rates. Interest rate risk can arise when an investment's interest rate level changes, or its cash flows occur, in time periods that are different from those of supporting funding sources.

The following table depicts the Company's rate sensitivity position, based on next repricing date, at December 31, 1995.

                                              Sensitivity Period
                                 0-30     31-90      91-180     181-365  Over
                                 Days     Days       Days       Days     1 Year
                                                (In thousands)

Rate sensitive assets:
  Federal funds sold..........$  6,300     -          -          -         -
  Investment securities(1)....   7,652     -           435       4,855    15,956
  Loans.......................  15,890    2,692      1,156       2,250    21,970
   Total rate sensitive assets  29,842    2,692      1,591       7,105    37,926

Rate sensitive liabilities:
  Savings and interest bearing
     deposits.................  15,166      -          -         -        15,167
  Time deposits...............  14,830    4,659      4,949       4,618     1,586
    Total rate sensitive
       liabilities............  29,996    4,659      4,949       4,618    16,753

Period sensitivity gap........$   (154)  (1,967)    (3,358)      2,487    21,173

Cumulative sensitivity gap....$   (154)  (2,121)    (5,479)     (2,992)   18,181

(1) The amortized cost is used for investment securities.

The Company includes only rate sensitive assets and liabilities in its sensitivity analysis.


CAPITAL RESOURCES

Capital provides a base for expansion of the asset portion of the balance sheet, which in turn provides the opportunity for increased profitability. Capital adequacy depends on such factors as quality and diversification of assets, current and historical earnings and liquidity. Primary capital of the Company consists of funds which are permanently committed to the Company, including: common stock, preferred stock, additional paid-in capital, retained earnings, and allowance for loan losses. For regulatory purposes primary capital is reduced by amounts representing intangible assets. Management is unaware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's capital resources. Following are the Company's and UB's primary and equity capital to assets ratios for December 31, 1995 and 1994, respectively:

                                                 1995      1994

  Company's primary capital to assets ratio     10.13%     9.37%
  Company's equity capital to assets ratio       9.54      8.89

  UB's primary capital to assets ratio          10.07%     9.32%
  UB's equity capital to assets ratio            9.48      8.84

During 1989, regulatory agencies approved regulations to implement a risk-based capital framework that makes capital requirements more sensitive to the risk profiles of individual banking companies. These regulations define capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common stockholders' equity, while supplementary capital is comprised of preferred stock, certain debt instruments, and a portion of the allowance for loan losses.

The required core capital is 4.00% and total risk-based capital is 8.00%. Because the Company has assets of less than $150 million, its capital requirements are computed on a bank-only basis. UB's core and total risk-based capital exceed regulatory guidelines at December 31, 1995 and 1994.


                                                 1995      1994

          Tier 1 capital (core)                 14.29%     13.05%
          Tier 2 capital (total risk-based)     15.28      14.11


EFFECT OF INFLATION

The financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time. Changing prices, particularly during periods of high inflation rates, can have a significant impact on industries and business enterprises taken as a whole. However, the impact of inflation on financial institutions differs significantly from that of industrial or commercial companies. This is due to the fact that a major portion of a bank's balance sheet is comprised of monetary assets and liabilities versus a basically non-monetary balance sheet associated with industrial concerns. Even though inflation doesn't generally have a material impact on banks it can indirectly affect the interest rates and the underlying value of assets collateralizing certain earning assets, as well as non-interest income and expense categories. How well a bank is positioned to respond to changing interest rates and collateral values can only be assessed by an analysis of its asset and liability structure. Therefore, attention is directed to the rate sensitivity schedule, the maturity distribution of loans and securities, the loan concentrations data and the rate and volume variances analysis found elsewhere in this report.

REGULATORY MATTERS

The Company was operating under a written agreement with the Federal Reserve Bank until March, 1994, at which time the agreement was terminated and the Company was released from the restrictions under the agreement.

ACCOUNTING STANDARDS NOT YET ADOPTED

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will be required to comply with this statement beginning January 1, 1996. The impact of this statement is not expected to have a material effect on the Company's consolidated financial statements.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended December 31,
                                             1995        1994      1993
                                     (In thousands except per share amounts)
Interest income:
  Interest and fees on loans..............$  4,101      3,371      3,243
  Interest on federal funds sold..........     176         60         56
  Interest on investment securities
    Taxable...............................   1,309      1,331      1,767
    Nontaxable............................     429        398        169
      Total interest income...............   6,015      5,160      5,235

Interest expense:
  Interest on deposits (Note 7)...........   2,564      1,791      1,804
  Interest on short-term borrowings.......       5          4          1
  Interest on long-term debt..............     -            6         42
      Total interest expense..............   2,569      1,801      1,847

      Net interest income.................   3,446      3,359      3,388
  Provision for loan losses (Note 5)......     279         90        236
      Net interest income after provision
        for loan losses...................   3,167      3,269      3,152

Non-interest income:
  Service charges on deposits.............     790        748        675
  Other service charges and fees, net.....     226        178        162
  Securities gains........................      -         104         -
    Total non-interest income.............   1,016      1,030        837

Non-interest expense:
  Salaries and employee benefits..........   1,911      1,739      1,567
  Occupancy expense, net..................     250        271        309
  Other real estate owned, net............     (15)        92         66
  Other (Note 9)..........................   1,009      1,104      1,126
    Total non-interest expense............   3,155      3,206      3,068

  Income before income taxes and cumulative
  effect of change in accounting principle   1,028      1,093        921

Income tax expense (Note 10)..............     253        264        266

  Income before cumulative effect of change
    in accounting principle...............     775        829        655
Cumulative effect of change in accounting
    principle (Note 10)...................       -         -         116

      Net income..........................$    775        829        771
Earnings per share:
   Income before cumulative effect of change
     in accounting principle..............$   0.15       0.17       0.10
   Cumulative effect of change in
     accounting principle.................     -           -        0.04
   Net income.............................$   0.15       0.17       0.14
Average outstanding common shares.........   2,532      2,616      2,644
  See accompanying notes to consolidated financial statements.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                         1995       1994
                                                          (In thousands)
ASSETS
Cash and due from banks...............................$  2,584      2,440
Federal funds sold....................................   6,300        -
Investment securities (Note 3)........................  28,800     30,588
Loans (Notes 4 & 12)..................................  44,144     41,974
  Unearned discounts..................................      (2)       (14)
  Allowance for loan losses (Note 5)..................    (538)      (559)
    Loans, net........................................  43,604     41,401

Property and equipment, net (Note 6)..................   3,880      4,051
Other real estate owned...............................      63        180
Accrued interest receivable...........................     589        612
Accounts receivable...................................      93         90
Other assets..........................................     158        358
                                                      $ 86,071     79,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing (Note 7)...........................$ 60,975     56,178
  Non-interest bearing................................  15,295     13,469
     Total deposits...................................  76,270     69,647
Securities sold under repurchase agreement (Note 8)...      -       1,500
Deferred income taxes (Note 10).......................   1,209      1,199
Other liabilities.....................................     769        425
     Total liabilities................................  78,248     72,771
Commitments and contingencies (Note 13, 14 & 15)......     -          -

Stockholders' equity (Note 15):
  Preferred stock, 9% cumulative, nonvoting $30 par
    value, redeemable at the Company's option at
    par plus cumulative unpaid dividends.  Cumulative
    unpaid preferred dividends amount to $4,018,410
    or $27.68 per share at December 31, 1995.
    Authorized 150,000 shares; issued and outstanding
    145,200 shares in 1995 and 1994.  Liquidation
    preference of $8,374,410 and $7,982,370,
    respectively.....................................    4,356      4,356
  Class B preferred stock, $1 par value.  Authorized
    500,000 shares; non issued or outstanding........      -          -
  Common stock, $1 par value.  Authorized 10,000,000
    shares; issued 2,805,385 shares in 1995 and 1994     2,805      2,805
  Additional paid-in capital.........................    7,358      7,358
  Accumulated deficit................................   (5,540)    (6,315)
  Net unrealized holding loss on investment securities
    available-for-sale, net of deferred taxes........      (59)      (158)
                                                         8,920      8,046
  Less cost of common stock held in treasury (273,148
    shares in 1995 and 1994).........................   (1,097)    (1,097)
      Net stockholders' equity.......................    7,823      6,949
                                                     $  86,071     79,720
  See accompanying notes to consolidated financial statements.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Years ended December 31,
                                                 1995        1994      1993
                                                      (In thousands)

Preferred stock:

  Balance at beginning and end of year........$  4,356       4,356     4,356

Common stock:

  Balance at beginning and end of year........   2,805       2,805     2,805

Additional paid-in capital:

  Balance at beginning and end of year........   7,358       7,358     7,358

Accumulated deficit:

  Balance at beginning of year................  (6,315)     (7,144)   (7,915)
  Net income..................................     775         829       771
  Balance at end of year......................  (5,540)     (6,315)   (7,144)

Net unrealized holding gain (loss) on investment securities available-for-sale: (Note 3)

  Balance at beginning of year................    (158)        -         -
  Implementation of change in accounting for
    for investment securities, net of
    deferred taxes............................      -          170       -
  Change in net unrealized holding gain (loss)
    on investment securities available-for-sale,
    net of deferred taxes.....................      99        (328)      -
  Balance at end of year......................     (59)       (158)      -

Treasury stock:

  Balance at beginning of year................  (1,097)     (1,086)   (1,086)
  Purchase stock..............................     -           (11)       -
  Balance at end of year......................  (1,097)     (1,097)   (1,086)

      Net stockholders' equity................$  7,823       6,949     6,289

See accompanying notes to consolidated financial statements.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Years ended December 31,
                                                     1995       1994      1993
                                                            (In thousands)
Cash flows from operating activities:
  Net income......................................$   775        829       771
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..................................    416        378       368
    Provision for loan losses.....................    279         90       236
    Provision for market decline-other real estate
      owned.......................................      9         85        63
    Amortization of intangibles included in other
      assets......................................    147        147       147
    Amortization of premium, accretion of discounts,
      net.........................................     83        113       175
    Gain on sale of investment securities.........     -        (104)       -
    Loss on sale of property and equipment........     -          -         49
    Increase (decrease) in interest payable.......    310         29       (89)
    Decrease (increase) in interest receivable....     23        (75)      (66)
    Decrease in other real estate owned, accounts
      receivable and other assets.................    158        387       155
    (Decrease) increase in deferred income taxes..    (55)       (15)       40
    Increase (decrease) in other liabilities......     34        (17)      (56)
     Total adjustments............................  1,404      1,018     1,022
Net cash provided by operating activities.........  2,179      1,847     1,793
Cash flows from investing activities:
  Proceeds from sales of maturities of investment
    securities....................................  1,775      3,239       -
  Proceeds from principal payments on mortgage-
    backed securities.............................  1,789      3,192     9,861
  Purchase of investment securities............... (1,695)    (7,496)   (6,478)
  Net increase in loans........................... (2,482)    (4,982)   (2,941)
  Capital expenditures............................   (245)      (319)     (336)
  Proceeds from sale of property and equipment....     -          -        296
Net cash (used in) provided by investing activities  (858)    (6,366)      402
Cash flows from financing activities:
  Net increase (decrease) in interest bearing and
    non-interest bearing demand deposits, savings,
    and certificates of deposit...................  6,623      3,553    (4,208)
  (Decrease) increase in securities sold under
    repurchase agreement.......................... (1,500)     1,500      -
  Repayment of long-term debt.....................    -         (450)     (450)
  Purchase of treasury stock......................    -          (11)     -

Net cash provided by (used in) financing activities 5,123      4,592    (4,658)
Net increase (decrease) in cash and cash
  equivalents.....................................  6,444         73    (2,463)
Cash and cash equivalents at beginning of year....  2,440      2,367     4,830
Cash and cash equivalents at end of year..........$ 8,884      2,440     2,367
Supplemental disclosure of noncash investing activities:
  Change in unrealized holding loss on investment
    securities available-for-sale, net of deferred
    taxes of $65,000 in 1995 and $104,000 in 1994.$   99          158      -
See accompanying notes to consolidated financial statements.

  UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31,  1995,  1994  AND  1993

  1.  Summary of Significant Accounting Policies

    United Oklahoma Bankshares, Inc. (the "Company") and its subsidiaries provide a full range of banking services to individual and corporate customers principally in eastern Oklahoma county. The Company is subject to competition from other financial service companies and financial institutions. The Company is subject to regulations of the Federal Reserve Bank. United Bank (UB) is subject to regulations of the Federal Deposit Insurance Corporation and the Oklahoma State Banking Department. The Company and UB undergo periodic examinations by those regulatory authorities.

    Principles of Consolidation and Basis of Presentation

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions relate principally to the determination of the allowance for loan losses and the valuation of assets acquired in foreclosure. The accounting policies for these items and other significant accounting policies are presented below.

    The   consolidated  financial  statements   include   the
    accounts of the Company and its subsidiaries, all wholly owned, after elimination of all significant intercompany accounts and transactions.

    Cash and Short Term Investments

    UB is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, l995, was approximately $516,000.

    In making short-term investment decisions, the Company considers its board-approved policies, liquidity needs, potential rate of return, and credit risk. For purposes of evaluating credit risk, the stability of the financial institutions and other entities conducting business with the Company is periodically reviewed.

    The Company had concentrations of credit risk with one financial institution in the form of a correspondent bank account and federal funds sold in the amount of $1,912,000 and $1,483,000 at December 31, 1995 and 1994,
    respectively. If the financial institution failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less the amount covered by the Federal Deposit Insurance Corporation
    (FDIC) of $100,000.

    For the purposes of the Statements of Cash Flows, the Company considers overnight Federal funds sold to be cash equivalents.

    Cash paid for interest was approximately $2,259,000, $1,772,000, and $1,937,000 in 1995, 1994, and 1993,
    respectively.

    Investment Securities

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at January 1, 1994. Under SFAS No. 115, the Company has classified its debt and marketable equity securities in one of three categories: trading, available-for -sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. No investment securities within the portfolio are considered trading. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale.

    Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are not included in earnings and are reported as a separate component of stockholders' equity until realized.

    A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

    Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific
    identification  method  for  determining  the   cost   of
    securities sold.

    Loans and Other Real Estate Owned

    Loans are generally carried at amounts advanced less payments received. Interest income is recorded on discounted loans by use of a method which produces a reasonable approximation of constant yield on the outstanding principal. Interest income is accrued as earned on non-discounted loans except for loans designated as non-accrual.

    Loans   on  which  the  accrual  of  interest  has   been
    discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due by ninety days or more with respect to principal or interest. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loan is estimated to be fully collectible as to both principal and interest.

    The allowance for loan losses is maintained at levels which management considers necessary to reflect the credit risks of the loan portfolio. For financial reporting purposes, the provision to be charged as an operating expense is based on an assessment of specific problem loans, local economic conditions, past due loan loss experience, and such other factors which in management's judgment deserve current recognition necessary to maintain the allowance at an adequate level.

    Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The Company's nonperforming loan policies which address non-accrual loans, meet the definition set forth for "impaired loans" in SFAS No. 114. The Company had no significant impaired loans outstanding in 1995 under the guidelines of SFAS No. 114.

    Under these standards, the 1995 allowance for loan losses related to loans that have been identified as impaired is based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or observable market price of the impaired loan. Loans are considered impaired when it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan. The Company recognizes interest income on impaired loans using the same method as that used for non-accrual loans.

    Real estate and other assets acquired through foreclosure are recorded at fair value as of that date. Fair value is based on independent appraisals and other relevant factors. This value becomes the asset's new "cost." After foreclosure, these assets are carried at the lower of "cost" or fair value minus estimated costs to sell. Any subsequent write-downs are charged against non-interest expense. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest income and expense.

    While management uses all available information to recognize losses on loans and other real estate owned, future losses may become necessary based on changes in economic conditions, particularly in the local economies in which the Company operates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and carrying values of assets acquired in foreclosure. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination.

    Property and Equipment

    Property   and   equipment  are  stated  at   cost   less
    accumulated depreciation. Depreciation is charged to operating expense and is computed by use of the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are 2 to 40 years for buildings and improvements, and 3 to 20 years for furniture, fixtures and equipment. Maintenance and repairs are charged directly to expense as incurred while improvements are capitalized. When assets are retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations.


    Income Taxes

    The Company files a consolidated income tax return with its subsidiaries. The Company's subsidiaries are charged for income taxes attributable to their taxable income and reimbursed for any tax benefit resulting from their tax losses and tax credits utilized by the Company to reduce consolidated taxable income.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations.

    SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability
    method.   Under the asset and liability method,  deferred
    tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and
    operating  loss  and tax credit carryforwards.   Deferred
    tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on 8deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Computation of Earnings Per Share

    Earnings per share are based on the weighted average number of shares of common stock outstanding during the year after considering cumulative preferred stock dividends. Cumulative preferred stock dividends accrue annually at approximately $392,000.

    2.  Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Statements," requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

                                         December 31, 1995
                                           (In thousands)
                                        Carrying      Estimated
                                          value        fair value
      Financial Assets
       Cash and due from banks.........$  2,584         2,584
       Federal funds sold..............   6,300         6,300
       Investment securities...........  28,800        28,830
       Loans...........................  43,604        43,520
      Financial Liabilities
       Non-interest-bearing deposits...  15,295        15,295
       Interest-bearing deposits.......  60,975        61,107
      Off-balance sheet financial instruments
       Commitments to extend credit....     -             -
       Standby letters of credit.......     -             -

    Cash and Due From Banks and Federal Funds Sold

3    The  carrying  amounts  of  these  financial  instruments
    approximate fair value due to the short maturity of these financial instruments.

    Investment Securities

    The fair value of investment securities, except certain obligations of states and municipalities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain obligations of state and municipalities are not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

    Loans

    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, installment and credit card loans. Each loan category is further segmented into fixed and adjustable rate interest terms.

    The fair value of loans, except credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity using rates of notes of similar terms and type. The fair value of credit card loans are assumed to be at carrying value.

    Liabilities

    Under SFAS No. 107, the fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts is equal to the amount payable on demand as of December 31, 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered of similar remaining maturities.

    The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

    Commitments  to  Extend  Credit and  Standby  Letters  of
    Credit

    The fair value of commitments to extend credit and standby letters of credit is considered to be equal to carrying value.

    Limitations

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of particular financial instruments. Because no market exists for the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

    3.  Investment Securities

    As discussed in note 1, the Company adopted SFAS No. 115 as of January 1, 1994. The net effect of this change in accounting principle of $170,063, net of deferred taxes, was determined as of January 1, 1994, and is reported as a separate component of stockholders' equity.

    In December 1995, the Company transferred investments held-to-maturity with a carrying value totaling $21,128,000 to available-for-sale. The securities were transferred at fair value of approximately $21,037,000, resulting in an unrealized loss of $91,000. The transfer occurred as allowed by the Financial Accounting Standards Board's provision that allowed entities to reassess by December 31, 1995, the appropriateness of the classifications of all investment securities. Management believes there has been no permanent impairment in the value of the Company's investment securities.

    Investment securities at December 31, 1995 and 1994, consist of (in thousands):

                                                      1995         1994

          Available-for-sale, at fair value........$ 28,009         7,137
          Held-to-maturity, at amortized cost......     791        23,451

                                                   $ 28,800        30,588

    The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1995, were as follows (in thousands):

                                                    Gross      Gross
                                      Amortized   Unrealized  Unrealized   Fair
                                         Cost        Gains      Losses    Value
    Available-for-sale:
       U. S. Treasury securities.......$ 2,094         20          -       2,114
       Securities of other U. S.
         government agencies...........    747          3         (7)        743
       State and municipals............  9,074         43        (71)      9,046
                                        11,915         66        (78)     11,903
       Mortgage-backed securities...... 16,192        106       (192)     16,106
                                       $28,107        172       (270)     28,009
    Held-to-Maturity:
       State and municipals............$   791         30         -          821


    The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1994 were as follows (in thousands):

                                                    Gross       Gross
                                      Amortized   Unrealized  Unrealized  Fair
                                        Cost        Gains       Losses   Value
     Available-for-sale:
       U. S. Treasury securities......$   829         -          (11)       818
       Mortgage-backed securities.....  6,570         -         (251)     6,319

                                      $ 7,399         -         (262)     7,137
     Held-to-maturity:
       U. S. Treasury securities......$ 1,264         -          (78)     1,186
       Securities of other U. S.
         government agencies..........    747         -          (62)       685
       States and municipals..........  9,972          3        (545)     9,430
                                       11,983          3        (685)    11,301
       Mortgage-backed securities..... 11,468          6        (490)    10,984

                                      $23,451          9      (1,175)    22,285

    The amortized cost and fair value of investment securities at December 31, 1995, by contractual maturity, in thousands, are shown below. Expected maturities will differ from contractual maturities because issuers of investment securities may have the right to call or prepay obligations.

                                                   Amortized
                                                     Cost        Fair Value
     Available-for-sale:
        Due in one year or less...................$  1,495         1,503
        Due after one year through five years.....   7,588         7,594
        Due after five years through ten years....   2,612         2,585
        Due after ten years.......................     220           221
                                                    11,915        11,903
        Mortgage-backed securities................  16,192        16,106

                                                  $ 28,107        28,009
     Held-to-maturity:
       Due after one year through five years......$     78            82
       Due after five years through ten years.....     713           739
                                                       791           821

                                                  $ 28,898        28,830

    There were no sales of investment securities in 1995 or 1993. Proceeds from sales of available-for-sale securities during 1994 were approximately $3,239,000 and the gross realized gains were approximately $104,000. None of the investment securities were sold for losses.

    Investment securities having a carrying value of approximately $12,104,000 and $14,656,000 at December 31, 1995 and 1994, respectively, were pledged to secure public funds on deposit and for other purposes required by law.

    4. Loans

    A summary of the Company's loans is as follows:

                                                 1995            1994
                                                     (In thousands)

     Commercial, financial and agricultural....$ 11,450          11,917
     Real estate-construction..................   2,785           1,556
     Real estate-mortgage......................  19,662          19,708
     Credit card receivables...................     522             625
     Installment...............................   9,725           8,168

           Total loans.........................$ 44,144          41,974

    At December 31, 1995 and 1994, loans on which interest had ceased to be accrued approximated $184,000 and $178,000, respectively. Had the accrual status of these been normal, approximately $21,000 and $47,000 of additional interest would have been earned in l995 and l994, respectively. At December 31, 1995 and 1994, there were no commitments to lend additional funds to borrowers with loans on which the accrual of interest has been discontinued.

    At December 31, l995 and l994, loans to executive officers, directors, their immediate families and companies in which they own a significant interest aggregated approximately $80,000 and $151,000, respectively. During 1995 approximately $31,000 of loan advances were made, and repayments totaled $102,000. In management's opinion, such transactions were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.

    The Company grants commercial, real estate, and consumer loans to customers principally in the state of Oklahoma. Although the Company has a diversified loan portfolio, the majority of its customers consist of individual and corporate borrowers in eastern Oklahoma county.

    Contractual maturity and rate sensitivity distribution of loans at December 31, 1995, is as follows:

                                One year      One to       Over five
                                 or less     five years       years    Total
                                             (In thousands)
    Commercial, financial and
      agricultural............$  8,533           2,570         347     11,450
    Real estate-construction..   2,139             141         505      2,785
    Real estate-mortgage......   2,795          13,519       3,348     19,662
    Credit card receivables...     522            -             -         522
    Installment...............   1,263           8,036         426      9,725

         Total................$ 15,252          24,266       4,626     44,144

    Interest sensitivity of loans by contractual maturity:
      Predetermined rate......   7,134          19,611       1,565     28,310
      Variable rate...........   8,118           4,655       3,061     15,834

          Total...............$ 15,252          24,266       4,626     44,144

    5.  Allowance for Loan Losses

    A summary of transactions in the allowance for loan losses is as follows:

                                             Years ended December 31,
                                          1995          1994          1993
                                                  (In thousands)
    Balance at beginning of year........$  559            437          469
    Provisions charged to expense.......   279             90          236
    Recoveries..........................    50            123           19
    Loans charged off...................  (350)           (91)        (287)

    Balance at end of year..............$  538            559          437

    6.  Property and Equipment

    Property and equipment is summarized as follows:

                                                    1995             1994
                                                       (In thousands)

    Land.........................................$   751               751
    Bank buildings and equipment.................  5,681             5,601
    Furniture and equipment......................    861               713

                                                   7,293             7,065
    Less accumulated depreciation................  3,413             3,014

                                                 $ 3,880             4,051

    7.  Deposits

    Included in interest bearing deposits are certificates of
    deposit   in   amounts  of  $100,000  or   more.    These
    certificates and their remaining maturities  at  December
    31, 1995 and 1994 are as follows:

                                                       1995          1994
                                                         (In thousands)
    3 months or less...............................$  5,418           8,555
    Over 3 months through 6 months.................   1,294           1,446
    Over 6 months through 12 months................     750           1,314
    Over 12 months.................................     100             198

                                                   $  7,562          11,513

    The  interest  expense  on  these  deposits  approximated
    $530,000 and $375,000 for the years ended December 31, 1995 and 1994, respectively.

    8.  Securities Sold Under Repurchase Agreement

    In 1994, the Company sold a mortgage-backed security under a repurchase agreement. The agreement was for less than 1 month. In 1995, the security was repurchased for the same amount as it was sold for plus interest at 6.1%.

    9.  Other Non-interest Expense

                                                 Years ended December 31,
                                               1995         1994       1993
                                                       (In thousands)

      Outside service expenses...............$  157           181       161
      Advertising and business development...   153           156        94
      Postage................................    73            65        57
      Stationery, printing and supplies......    96            83        71
      Collection expense.....................    30            56       107
      Data processing expense................   113           112       124
      Other..................................   387           451       512

                                             $1,009         1,104     1,126

    10.Income taxes

    As discussed in note 1, the Company adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $116,000 was
    determined  as  of  January  1,  1993  and  is   reported
    separately in the consolidated statement of operations for the year ended December 31, 1993.

    The components of income taxes are as follows:

                                                   Years ended December 31,
                                                 1995        1994        1993
                                                        (In thousands)
        Current:
          Federal..............................$  225         228         208
          State................................    54          -           -
                                                  279         228         208
        Deferred:
          Federal..............................   (22)        (14)         16
          State................................    (4)         50          42
                                                  (26)         36          58

        Income tax expense.....................$  253         264         266

(PAGE>                                  28
    The Company's tax provision on income before provision for income taxes differs from a normal 34% tax rate as shown below:

                                                   Years ended December 31,
                                                  1995         1994      1993
                                                          (In thousands)
     Income before income taxes multiplied
       by 34% in 1995, 1994 and 1993............$  350           372      313

       Tax exempt interest......................  (132)         (158)     (83)
       State income taxes.......................    33            33       28
       Other, net...............................     2            17        8

                                                $  253           264      266

    Cash  paid  for income taxes was approximately  $212,000,
    $291,000   and   $95,000   in  1995,   1994   and   1993,
    respectively.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below:

                                                           1995         1994
                                                            (In thousands)
    Deferred tax assets:
      Other real estate, principally due to charge-offs..$    6           30
      Alternative minimum tax credit carryforward........   100           97
      Other..............................................    22            -

       Total gross deferred tax assets before net
        unrealized holding loss on investment securities
        available-for-sale...............................   128          127

       Deferred tax asset on net unrealized holding loss
        on investment securities available-for-sale......    39          104

       Total gross deferred tax assets...................   167          231

    Deferred tax liabilities:
      Property and equipment, principally due to difference
       in depreciation...................................   540          549
      Loans, principally due to allowance for loan losses   836          828
      Purchased core deposit intangible, principally due
       to difference in amortization.....................    -            53

      Total gross deferred tax liabilities............... 1,376        1,430

      Net deferred tax liability.........................$1,209        1,199

    A  valuation  allowance for deferred tax assets  was  not
    required  as of December 31, 1995, 1994, or 1993  due  to
    management's  expectation  of  the  future  reversal   of
    deferred tax liabilities.

    At December 31, 1995, the Company has an alternative minimum tax credit carryforward of approximately $100,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

    11.Employee Benefit Plans

    The Company sponsors a defined contribution 401(k) plan covering substantially all employees under which employees' contributions may be partially matched by the Company. The Company's contributions in 1995, 1994, and 1993 were $53,000, $50,000, and $41,000, respectively.

    12.Relationships with Certain Stockholders and
    Affiliates

    The Company and its subsidiaries, through common owners and/or directors, are considered to be related parties for financial reporting purposes with one other bank holding company and its bank.

    UB sold loan participations to this bank totaling $97,000 and $169,000 at December 31, 1995 and 1994, respectively.
    13.Financial  Instruments With Off-Balance  Sheet  Credit
    Risk

    The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by one of the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

                                       1995          1994

    Committments to extend credit....$6,496,000    5,341,000
    Standby letters of credit........   588,000      948,000

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property and equipment, real estate, livestock, and income producing properties.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. All of the standby letters of credit at December 31, 1995, are short-term guarantees; they expire prior to December 31, 1996. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company may hold a variety of collateral to support these commitments similar to the types of collateral held for commitments to extend credit.

    14.Commitments and Contingencies

    The Company, through its United Del City Tower subsidiary, leases excess office space. Future minimum rentals for non-cancelable office leases, with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

       1996..............................$  378,000
       1997.............................    285,000
       1998............................      85,000
       1999................................  14,000

    15.  Regulatory Capital Requirements

    United Bank is subject to certain regulatory capital regulations which require the maintenance of certain levels of capital as a percentage of risk-adjusted assets. These regulations define capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common shareholders'
    equity, while supplementary capital is comprised of preferred stock, certain debt instruments, and a portion of the allowance for loan losses. At December 31, 1995, the required core capital is 4.00% and total risk-based capital is 8.00%. UB's core and total risk-based capital exceed regulatory guidelines at December 31, 1995 and 1994, respectively, and are as follows:

                                                1995      1994

          Tier 1 capital (core)                14.29%    13.05%
          Tier 2 capital (total risk-based)    15.28     14.11

    The payment of dividends by the subsidiaries is restricted by regulatory capital requirements. At December 31, 1995, approximately $1,328,000 is available from United Bank's retained earnings for distribution as a dividend to the Company in 1996 without regulatory approval.


16.  Parent Company Financial Statements
      Following are the condensed financial statements for United Oklahoma Bankshares, Inc. (Parent Company only):

                          Statement of Operations

                                                    Years ended December 31,
                                                   1995       1994      1993
                                                         (In thousands)
    Income:
      Dividend from UB............................$  -          275      450
      Interest....................................   40           8        8
        Total.....................................   40         283      458

    Expenses:
      Interest....................................   -            6       42
      Other.......................................   20          20       72
        Total.....................................   20          26      114

    Income before income taxes, undistributed income
      of subsidiaries and cumulative effect of
      change in accounting principle..............   20         257      344
    Income tax (expense) benefit..................   (8)          7       40
    Income before undistributed income of
      subsidiaries and cumulative effect of
      change in accounting principle..............   12         264      384
    Equity in undistributed income of subsidiaries  763         565      271
    Income before cumulative effect of change in
      accounting principle........................  775         829      655
    Cumulatve effect of change in accounting
      principle...................................   -           -       116

          Net income..............................$ 775         829      771

                              Balance Sheets
                                                             December 31,
                                                           1995       1994
                                                            (In thousands)

   Assets

   Cash and cash equivalents............................$   163        68
    Investment in UB at equity...........................  7,770     6,908
    Other assets.........................................     61        60
                                                        $  7,994     7,036
   Liabilities and Stockholders' Equity

   Accrued expenses and other liabilities, principally
     deferred income taxes..............................$    171       87
         Total liabilities..............................     171       87
   Preferred stock......................................   4,356    4,356
   Common stock.........................................   2,805    2,805
   Additional paid-in capital...........................   7,358    7,358
   Accumulated deficit..................................  (5,540)  (6,315)
   Net unrealized holding loss on investment securities
     available-for-sale held by UB, net of deferred taxes    (59)    (158)
                                                           8,920    8,046

   Less cost of common stock held in treasury...........  (1,097)  (1,097)
        Net stockholders' equity........................   7,823    6,949
                                                        $  7,994    7,036

                           Statements of Cash Flows

                                                   Years ended December 31,
                                                   1995      1994      1993
                                                       (In thousands)

    Cash flows from operating activities:
      Net income.................................$  775       829       771
        Adjustments to reconcile net income to
         net cash provided by operating activities:
        Equity in undistributed income of
         subsidiaries............................  (763)     (565)     (271)
        Loss on sale of land.....................    -         -         49
        Cumulative effect of change in accounting
         principle...............................    -         -       (116)
        Increase in other assets.................    (1)       -         -
        Increase (decrease) in other liabilities.    84       (94)      151
             Total adjustments...................  (680)     (659)     (187)

    Net cash provided by operating activities....    95       170       584

    Cash flows from investing activities:
      Proceeds from sale of land.................    -         -         93

    Cash flows from financing activities:
      Purchase of treasury stock.................    -        (11)        -
      Repayment of long-term debt................    -       (450)     (450)
    Net cash used in financing...................    95      (291)      227

    Cash and cash equivalents at beginning of year   68       359       132

    Cash and cash equivalents at end of year.....$  163        68       359

 INDEPENDENT AUDITORS' REPORT
 UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES







 The Board of Directors and Stockholders
 United Oklahoma Bankshares, Inc.:

    We have audited the accompanying consolidated balance sheets of United Oklahoma Bankshares, Inc. and subsidiaries (the Company) as of December 31, l995 and l994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, l995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Oklahoma Bankshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," in 1995, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994 and No. 109, "Accounting for Income Taxes," in 1993.



                                        KPMG Peat Marwick LLP



 Oklahoma City, Oklahoma
 February 16, 1996

 SELECTED STATISTICAL INFORMATION
 UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

 CONDENSED AVERAGE BALANCE SHEETS

                                             Years ended December 31,
                                            1995                 1994
                                                  (In thousands)
 Average Assets:
   Cash and due from banks.................$ 2,630   3.21%   $  2,605   3.33%
   Federal funds sold......................  3,022   3.68       1,599   2.04
   Investment securities................... 30,437  37.11      31,869  40.76
   Loans................................... 41,444  50.53      37,263  47.66
   Less:  Allowance for loans losses.......   (568) (0.69)       (534) (0.68)
   Property and equipment, net.............  3,966   4.84       4,047   5.18
   Accrued interest and other assets.......  1,093   1.32       1,334   1.71
                                           $82,024 100.00%   $ 78,183 100.00%
Average Liabilites and Stockholders' Equity:
   Deposits:
     Demand:
       Individuals, partnerships and
          corporations.....................$14,287  17.42    $ 13,422  17.17%
     Money market checking.................  9,129  11.13       9,772  12.50
     Savings and money market savings...... 17,424  21.24      18,962  24.25
     Time.................................. 31,864  38.85      27,425  35.08
       Total deposits...................... 72,704  88.64      69,581  89.00
   Short-term borrowings...................     89   0.11          79   0.10
   Long-term debt..........................    -     0.00          97   0.12
   Accrued interest and other liabilites...  1,846   2.25       1,771   2.27
       Total liabilites.................... 74,639  91.00      71,528  91.49

   Stockholders' equity:
     Preferred stock.......................  4,356   5.31       4,356   5.57
     Common stock..........................  2,805   3.42       2,805   3.59
     Additional paid-in capital............  7,358   8.97       7,358   9.41
     Accumulated deficit................... (5,926) (7.22)     (6,779) (8.67)
     Net unrealized holding gain (loss) on
       investment securities available-for-
       sale, net of deferred taxes.........   (111) (0.14)          3   0.00
                                             8,482  10.34       7,743   9.90
     Less cost of common stock held in
       treasury............................ (1,097) (1.34)     (1,088) (1.39)
         Net stockholders' equity..........  7,385   9.00       6,655   8.51
                                           $82,024 100.00%   $ 78,183 100.00%

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

ANALYSIS OF NET INTEREST INCOME

                                              Years ended December 31,
                                          1995                     1994
                              Average  Income/  Yield/  Average  Income/  Yield/
                              Balance  Expense   Rate   Balance  Expense   Rate
Earning assets:
  Investment securities(1):
    Taxable..................$  20,587  1,309    6.36% $ 22,387   1,331    5.95%
    Nontaxable...............   10,036    429    4.27     9,477     398    4.20
                                30,623  1,738    5.68    31,864   1,729    5.43
  Federal funds sold.........    3,022    176    5.82     1,599      60    3.75

  Loans, net of unearned
    discount(2)..............   41,444  4,101    9.90    37,263   3,371    9.05
     Total earning assets/
      total interest income..$  75,089  6,015    8.01% $ 70,726   5,160    7.30%

Interest bearing liabilities:
  Interest bearing deposits..$  58,417  2,564    4.39% $ 56,159   1,791    3.19%
  Short-term borrowings......       89      5    5.62        79       4    5.06
  Long-term debt.............        -      -    0.00        97       6    6.19
     Total interest bearing
       liabilites/total
       interest expense......$  58,506  2,569    4.39% $ 56,335   1,801    3.20%
  Differentials/net interest
    income...................$  16,583  3,446    3.62% $ 14,391   3,359    4.10%

    Net interest income as
     reported/interest
     earning assets                              4.59%                     4.75%

(1)  The amortized cost is used in the average balance calculation.

(2) Loans classified as non-accruing are included in the average balance calculation.

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

LOAN CONCENTRATIONS

                                                       December 31, 1995
                                                                   Percent
                                                      Amount       of total
                                                         (In thousands)

Commercial, financial and agricultural..............$  11,450        25.94%
Real estate-construction............................    2,785         6.31
Real estate-mortgage................................   19,662        44.54
Credit card receivables.............................      522         1.18
Installment.........................................    9,725        22.03
     Total loans....................................$  44,144       100.00%


        Participations purchased amounting to $163,000 at December 31, 1995 are included in commercial. In addition, it should be noted that certain commercial loans may be secured by real estate.

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                 Years ended December 31,
                                                     1995            1994
                                                      (In thousands)

Balance at beginning of year......................$    559             437
Charge-offs:
  Commercial, financial and agricultural..........    (176)            (82)
  Installment.....................................    (174)             (9)
            Total charge-offs.....................    (350)            (91)

Recoveries:
  Commercial, financial and agricultural..........      42             109
  Installment.....................................       8              14
            Total recoveries......................      50             123

Net (charge-offs) recoveries......................    (300)             32

Additions charged to operating expense............     279              90

Balance at end of year............................$    538             559


Total average loans, net of unearned discount.....$ 41,444          37,263

Ratio of net charge-offs (recoveries) to total
  average loans, net of unearned discount.........    0.72%          (0.09)%


Total loans, net of unearned discount.............$ 44,142          41,960

Ratio of allowance for loan losses to total loans,
  net of unearned discount........................    1.22%           1.33%

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                Years ended December 31,
                                                1995               1994
                                                  % of Loans          % of Loans
                                                    in each            in each
                                         Amount    category   Amount  category
                                                     (In thousands)
 Commercial, financial and agricultural  $  187      25.94%  $  122     28.40%
 Real estate-construction..............      -        6.31        1      3.71
 Real estate-mortgage..................       5      44.54       13     46.95
 Credit card receivables and installment     -       23.21       -      20.94
    Total..............................     192     100.00%     136    100.00%

 Unallocated...........................     346                 423

    Total allowance....................  $  538              $  559


The basis of allocation of the allowance for loan losses is a review of individual loans, based on the bank's credit review and grading system, for possible exposure to loss, excet for installment loans whose allocation is based primarily on historical net charge-off experience. The unallocated portion of the allowance provides for unforeseen credit risk exposure. The specific allocation of the allowance, therefore, represents only a numerical evaluation of identified risks in the portfolio at a point in time and does not necessarily represent anticipated charge-offs.

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                 Within   After 1 year  After 5 years
                  1 year   but within    but within    After
                          5 years       10 years    10 years         Total
              Amount Yield Amount Yield Amount Yield Amount Yield Amount Yield
December 31, 1995 (1)                  (In thousands)
U. S.
Treasury....$ 1,003  6.70% $ 1,091 5.50% $-      -  % $ -      -% $ 2,094  6.08%
Other U. S.
government
agencies....    -      -       747 5.75   -      -      -      -      747  5.75
Mortgage-
backed......    -      -        -    -    -      -      -      -   16,192  6.50
State &
municipals..    492  3.46    5,828 4.23   3,324 4.58   221  4.13    9,865  4.31
Total amount
/yield......$ 1,495  5.63% $ 7,666 4.56% $3,324 4.58% $221  4.13% $28,898  5.70%
Average maturity (in years)*                                              14.70

December 31, 1994 (1)
U. S.
Treasury....$   -      - % $ 2,093 6.09% $  -    -  % $ -    -  % $ 2,093  6.09%
Other U. S.
government
agencies....    -      -       747 5.75     -    -      -    -        747  5.75
Mortgage-
backed......    -      -       -    -       -    -      -    -     18,038  6.40
State &
municipals..   527   2.91    4,774 4.07   4,335 4.50     336 4.37   9,972  4.21
Total amount
/yield      $  527   2.91% $ 7,614 4.81% $4,335 4.50%  $ 336 4.37%$30,850  5.65%
Average maturity (in years)*                                              15.58

*Includes contractual maturities of mortgage-backed securities which may vary significantly from actual cash flows due to prepayments.

(1)  The amortized cost of investment securities are represented in this table.

DISTRIBUTION OF AVERAGE DEPOSITS

                                                   Years ended December 31,
                                                   1995             1994
                                                  Average          Average
                                              Amount  Rate     Amount  Rate
                                                       (In thousands)
Demand:
  Individuals, partnerships and corporations.$ 14,287   -  %  $ 13,422   -  %
NOW and money market checking................   9,129  2.57      9,772  2.49
Savings and money market savings.............  17,424  3.03     18,962  2.83
Time of less than $100,000...................  22,213  5.72     16,853  3.75
Time of $100,000 or more.....................   9,651  5.49     10,572  3.55

     TOTAL...................................$ 72,704  3.53%  $ 69,581  2.57%

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

SHORT-TERM BORROWINGS

  The following table summarizes information with respect to certain short-term borrowings for the years indicated.

                                 Amount Outstanding   Maximum    Average Amount
                                   End of Year         Amount       Outstanding
                                           Average   Outstanding        Average
                                           Interest   at any            Interest
                                 Amount      Rate    Month End   Amount   Rate
                                                 (In thousands)

1995
Federal funds purchased and
   securities sold..........$     -           -    $      -     $   89    5.58%

1994
Federal funds purchased and
   securities sold..........$   1,500       6.13%  $   1,500    $   79    4.26%

1995
Federal funds purchased and
   securities sold..........$     -           - %  $       -    $   18    2.93%

RETURN ON EQUITY AND ASSETS

                                                 Years ended December 31,
                                                1995       1994      1993
Ratio of net income to:
  Average earning assets....................... 1.03%      1.18      1.09%
  Average total assets......................... 0.94       1.06      0.98
  Average stockholders' equity.................10.49      12.46     13.09

Ratio of average stockholders' equity to:
  Average total assets......................... 9.00       8.51      7.47
  Average total loans..........................17.82      17.86     16.58

Dividend payment ratio......................... N/A        N/A       N/A

  DIRECTORS AND EXECUTIVE OFFICERS
  UNITED OKLAHOMA BANKSHARES, INC.


  George N. Cook, 50. Chairman of the Board. Mr. Cook also serves as President and Chief Executive Officer of American National Bank and Director of Ameribank Corporation. Mr. Cook is also a director of United Bank and its subsidiaries and the First National Bank of Medicine Lodge, Kansas.

  D. Wesley Schubert, 43. President of the Company. Mr. Schubert is a Certified Public Accountant. Mr. Schubert has been the Vice Chairman of American National Bank and Vice President of Ameribank Corporation since 1991. Mr. Schubert also serves as a director of United Bank and director of First National Bank of Medicine Lodge, Kansas.

  J. Michael Adcock, 47. Secretary of the Company. Mr. Adcock also serves as a member of the Board of Directors of Grant Geophysical Inc., Ameribank Corporation, American National Bank, First National Bank of Medicine Lodge, Kansas, and United Bank and its subsidiaries. Mr. Adcock is in the private practice of law.

  June  A. O'Steen, 59. Executive Vice President of UB, and Principal
     Accountant for the Company since June, 1989. Prior to that time Ms. O'Steen was Senior Vice President and General Auditor of UB, since 1984, and the Company, since 1980.

EXECUTIVE COMPENSATION

The executive compensation disclosures required by Regulation S-K will be included in the annual meeting proxy statement to be filed not later than 120 days after the end of the fiscal year and are hereby incorporated by reference.

SECURITY OWNERSHIP BY MANAGEMENT

The following table sets forth the beneficial ownership by management of the Company's common and 9% preferred stock, which are the only classes of capital stock of the Company outstanding, as of December 31, 1995, together with the percentage of the outstanding shares of each class so owned by each director, and by all officers and directors of the Company and its subsidiaries as a group. Unless otherwise indicated, each person has sole voting and investment power with respect to the indicated shares. The preferred stock does not carry voting rights.


   Name of                    Beneficial Ownership    Percent of Class
Beneficial  Owner            Common    9% Preferred   Common   9% Preferred

George  N.  Cook,  Jr.(1)   247,435       17,309     9.36%     11.92%

D. Wesley  Schubert(1)      247,435       17,309     9.36%     11.92%

J. Michael Adcock(1)        247,435       17,309     9.36%     11.92%

All officers and directors
as  a  group                792,521       51,927    29.97%     35.76%






________________________

   (1)Ameribank Corporation and Messrs. George N. Cook, D. Wesley Schubert and J. Michael Adcock have entered into a Stock Purchase Agreement, dated November 3, 1995, which provides that Ameribank will sell to each of Messrs. Cook, Schubert and Adcock 16.33% of the total number of shares of Common Stock and 9% Cumulative Non-Voting Preferred Stock which Ameribank owns or acquires in future purchases. The terms provide that the purchase price for such stock shall be the price at which Ameribank acquired the shares plus interest, accrued from the date of acquisition of such stock to the closing of the purchase contemplated by the agreement, at a rate equal to the base rate of interest of Chase Manhattan Bank, N.A. from time to time. The consummation of the transactions are subject to (1) approval from the Board of Governors of the Federal Reserve System; (2) the entering into by the parties of a Shareholders' Agreement restricting the future transfer of the stock by Messrs. Adcock, Schubert and Cook; and (3) the entering into by the parties of a Voting Trust Agreement appointing Ameribank as trustee to vote the shares of Common Stock.

SECURITY   OWNERSHIP   OF  CERTAIN  BENEFICIAL   OWNERS   AND
MANAGEMENT

The following table shows the name and address of each shareholder who beneficially owns more than 5% of the Company's common stock, the number of shares beneficially owned by each, and the percentage of outstanding common stock so owned as of December 31, 1995. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares beneficially owned.


Title                                      Amount and Nature of    Percent
of Class  Name  and  Address               Beneficial Ownership   of Class(1)

Common    Ameribank Corporation                    1,490,412(2)      58.86%
          201 N Broadway
          Shawnee, OK  74801

Common    Sooner  Southwest  Bankshares,  Inc.       106,796(3)       4.22%
          P. O. Box 1020
          Bristow, OK  74010

Common    Illinois   Refining   Company               58,096(3)       2.29%
          P. O. Box 1020
          Bristow, OK  74010

Common    Robert  B.  Krumme                           5,000(3)       0.02%
          P. O. Box 1020
          Bristow, OK  74010








________________________

   (1)All percentages were calculated after excluding shares held in treasury stock.

   (2)All of Ameribank Corporation's shares are pledged on a Security Agreement as collateral for the repayment of note held by a financial institution.

   (3)On  July 6, 1995, the Company was notified that  Sooner
Southwest  Bankshares, Inc., Illinois  Refining  Company  and
Robert B. Krumme filed a Schedule 13D reporting the ownership as a group of the shares listed above.

CERTAIN TRANSACTIONS


In the ordinary course of business, the Bank has had banking transactions with some of the directors, executive officers and controlling shareholders of the Company. All such loans are and have been made in compliance with applicable laws, in the ordinary course of business and on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unaffiliated persons. In the opinion of management, none of such loans involved more than the normal risk of collectibility or presented any other unfavorable features. interest in the transaction or loan.

All transactions entered into between the Company or the Bank and any officer, director or controlling shareholder of the Company are made on terms no less favorable to the Company or the Bank than could be obtained from unaffiliated parties.
It is the policy of the Company that transactions with and loans to officers and directors be approved by a majority of the directors of the Company other than those with an interest in the transaction or loan.

Messrs. Cook, Schubert, Adcock and Bodard are members of Enterprise Technology Group, L.L.C. ("ETG") which provides computer hardware and software technology solutions and consulting services to banks as well as other private and governmental entities. ETG has provided services to the banking subsidiary of the Company relating to processing technology. The subsidiary banks of Ameribank and the Company have decided to implement a plan to upgrade their processing techniques, and ETG will advise both subsidiary banks and consult with them regarding such implementation. The fees payable by the subsidiary banks of Ameribank and the Company to ETG will be approximately $75,000 each. Such fees will not exceed the prices charged other customers of ETG and are competitive with those charged by other companies in the business of providing such services.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED OKLAHOMA BANKSHARES, INC.




                                        By:/s/ George N. Cook, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                      DATE

/s/ George N. Cook             Chairman of the Board        )



/s/ June A. O'Steen            Principal Accountant         )March 18, 1996


/s/ D. Wesley Schubert         President


/s/ J. Michael Adcock          Secretary
2

*By:  /s/ George N. Cook


*  As attorney-in-fact pursuant to Power
   of attorney filed as exhibit 25

FORM 10-K CROSS REFERENCE SECTION
                                                                    Page
Part I    Item 1  Business..............................................2
          Item 2  Properties............................................2
          Item 3  Legal Proceedings.....................................2
          Item 4  Submission of Matters to a Vote of Security Holders
                         (during the fourth quarter of 1995)            *

Part II   Item 5  Market for the Company's Common Stock and Related
                         Stockholders Matters...........................2
          Item 6  Selected Financial Data...............................3
          Item 7  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............4-10
          Item 8  Financial Statements and Supplementary Data...........11-37
          Item 9  Disagreements on Accounting and Financial Disclosure..  *

Part III  Item 10 Directors and Executive Officers and Corporations.....38
          Item 11 Executive Compensation................................39
          Item 12 Security Ownership of Certain Beneficial Owners and
                          Management....................................40,41
          Item 13 Certain Relationships and Related Transactions........42

Part IV   Item 14 Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K
                  (a) (1) Financial Statements:
                          o  Independent Auditors' Report...............30
                          o  Consolidated Statements of Operations-
                             years ended December 31, 1995, 1994, 1993..11
                          o  Consolidated Balance Sheets
                             December 31, 1995 and 1994.................12
                          o  Consolidated Statements of Changes in
                             Stockholders' Equity-years ended December
                             31, 1995, 1994, and 1993...................13
                          o  Consolidated Statements of Cash Flows-years
                             ended December 31, 1995, 1994 and 1993.....14
                          o Notes to Consolidated Financial Statements-years ended December 31, 1995, 1994, 1993..15-29

                      (2) Financial Statement Schedules:
                          o All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                      (a) (3)  Exhibits:

                     Exhibit No.
                                                                          PAGE
                       3  Articles of incorporation and bylaws (filed as    **
                          Exhibit 3(a) and 3(b) to Company's registration Statement No. 2-85935, "Registration Statement")
                       4  Instruments defining the rights of security
                          holders, including indentures (filed as Exhibit
                          3(a) to Company's registration Statement)         **
                      10  Material Contracts:
                          (a)  United Oklahoma Bankshares, Inc. Incentive   **
                               Stock Option Plan of 1982 (filed as Exhibit
                               10(a) to Company's Registration Statement)
                          (b)  Forms of United Oklahoma Bankshares, Inc.    **
                               Incentive Stock Option Agreements (filed
                               as Exhibit 10(b) to Company's registration
                               Statement)
                          (c)  United Oklahoma Bankshares, Inc. Employee    **
                               Stock Ownership Plan and Trust of 1982
                               (filed as Exhibit 10(c) to Company's
                               Registration Statement)
                          (d) Stockholders' resolutions establising United Oklahoma Bankshares Employees' Stock Purchase Plan of 1983 (filed as Exhibit 10(d) to Company's registration Statement)
                          (e)  Form of agreements relating to stock purchased
                               under the United Oklahoma Bankshares         **
                               Employees' Stock Purchase Plan of 1983 (filed as Exhibit 10(e) to Company's Registration Statement)
                          (f)  Letter Agreement, dated April 26, 1982,
                               between United Oklahoma Bankshares, Inc.
                               and Fort Worth National Bank, as amended
                               (filed as Exhibit 10(1) to Company's
                               Registration Statement)
                          (g)  Promissory Note and Security Agreement       **
                               dated April 29, 1982, between United
                               Oklahoma Bankshares, Inc. Employee Stock
                               Ownership Plan and Trust of 1982 and The
                               Fort Worth National Bank (filed as Exhibit
                               10 (m) to Company's Registration Statement)

                      (a) (3) Exhibits:
                          Exhibit No.
                            10  Material contracts:
                                 (h)  Deposit Insurance Transfers and       **
                                      Asset Purchase Agreement, dated
                                      May 11, 1984, between United
                                      Oklahoma Bankshares, Inc., as agent
                                      for United Del City Bank, and the
                                      Federal Deposit Insurance Corporation
                                      (filed as Exhibit to Form 8-K dated
                                      May 25, 1984)
                                 (i)  Stock Purchase Agreement between
                                      United Del City Bank and United
                                      Oklahoma Bank (filed as Exhibit 10    **
                                      to Form 10-K dated December 31, 1986)
                                 (j)  Accounts Receivable Purchase Agreement
                                      between United Del City Bank and
                                      United Oklahoma Bank (filed as Exhibit
                                      to Form 10-K dated December 31, 1986) **

                    22     Subsidiaries of Company                          47
                    25     Power of Attorney                              48,49
               (b)  Reports on Form 8-K                                     50

*    Not Applicable
**   Included in previous filings

                               SUBSIDIARIES

The Company has two wholly owned subsidiaries, United Bank and United Loan and Thrift Company, Inc. The following corporations are wholly owned subsidiaries of United Bank:

                                    United Del City Tower Inc.
                                    4600 Corporation

                   POWER OF ATTORNEY


 KNOW ALL MEN BY THESE PRESENTS:

 That each of the undersigned do hereby constitute and appoint George N. Cook his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, and in any and all capacities to execute and sign Annual Report on Form 10-K for the 1995 fiscal year of United Oklahoma Bankshares, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

   DATED THIS 18th day of March, 1996.




                                George N. Cook, Director




                                D. Wesley Schubert, Director




                                J. Michael Adcock, Director




 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

 The foregoing instrument was acknowledged before me this 18th day of March, 1996, by George N. Cook.



                                     Kathleen A. Rudd
 My   commission   expires: 6-6-98   Notary  Public

 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

 The foregoing instrument was acknowledged before me this 18th day of March, 1996, by D. Wesley Schubert.


                                       Kathleen A. Rudd
 My   commission   expires: 6-6-98     Notary Public


 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

    The foregoing instrument was acknowledged before me this 18th day of March, 1996, by J. Michael Adcock.


                                            Kathleen A. Rudd
 My   commission   expires: 6-6-98          Notary Public


 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of 1995.