Form 10-Q
period 1996-03-31
UNITED OKLAHOMA BANKSHARES INC
filed 1996-05-13
CIK 725806

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q



        Quarterly Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934


For the quarter ended March 31, 1996 Commission file number 0-12047



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


                         [X] Yes    No[ ]



As of April 30, 1996, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                   PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements

            UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except earnings per share)

                                            Three months ended
                                                 March 31,
                                               1996    1995
                                                (Unaudited)
Interest income:
  Interest and fees on loans                $ 1,172     975
  Interest on federal funds sold                 49      49
  Interest on securities                        403     434
    Total interest income                     1,624   1,458

Interest expense:
  Interest on deposits                          632     609
  Interest on long-term debt                    -        -
    Total interest expense                      632     609

    Net interest income                         992     849

  Provision for loan losses                      84      73
  Net interest income after provision
    for loan losses                             908     776

Non-interest income:
  Service charges on deposits                   191     188
  Other service charges and fees, net            56      44
  Securities gains                                -      -
  Total non-interest income                     247     232

Non-interest expense:
  Salaries and employee benefits                555     463
  Occupancy expense, net                         57      53
  Other real estate owned                         2     -
  Other                                         185     282
  Total non-interest expense                    799     798

  Income before income taxes                    356     210

Income tax expense                               97      41

  Net income                                  $ 259     169

Earnings per share**                          $0.06    0.03

Average outstanding common shares             2,532   2,532

 **Earnings per share is calculated on year-to-date net income less the unpaid year-to-date preferred stock dividends. Preferred stock dividends accrue at $98,000 per quarter. See the Consolidated Balance Sheet, Stockholder Equity section for the number of authorized shares outstanding and total cumulated unpaid dividends.

         UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                          March 31,          December 31,
                                            1996                1995
                                                (In thousands)
ASSETS
Cash and due from banks                   $ 2,616               2,584
Federal funds sold                          2,530               6,300
Investment securities                      28,550              28,800
Loans                                      48,482              44,144
  Unearned discounts                          (1)                 (2)
  Allowance for loan losses                 (593)               (538)
    Loans, net                             47,888              43,604
Property and equipment, net                 3,828               3,880
Other real estate                             114                  63
Accrued interest receivable                   612                 589
Accounts receivable                            74                  93
Other assets                                  210                 158
                                          $86,422              86,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                        $58,818              60,975
  Non-interest bearing                     17,838              15,295
    Total deposits                         76,656              76,270

Deferred taxes                              1,295              1,209
Other liabilities                             493                769
  Total liabilities                        78,444             78,248
Commitments and contingencies                 -                 -
Stockholders'equity:
Preferred stock, 9% cumulative, nonvoting
  $30 par value, redeemable at the Company's
  option at par plus cumulative unpaid
  dividends.  Cumulative unpaid preferred
  dividends amount to $4,116,430 or $28.35
  per share at March 31, 1996. Authorized
  150,000 shares; issued and outstanding
  145,199 shares in 1996 and 1995           4,356              4,356
Class B preferred stock, $1 par value.
  Authorized 500,000 shares;
  none issued or outstanding                  -                   -
Common stock, $1 par value. Authorized
  10,000,000 shares; issued 2,805,385
  in 1996 and 1995                          2,805              2,805
Additional paid-in capital                  7,358              7,358
Accumulated deficit                        (5,281)            (5,540)
Net unrealized holding loss on investment
  securities available for sale,net of
  deferred taxes                             (163)              ( 59)
                                            9,075              8,920
Less cost of common stock held in Treasury
  (273,148 shares in 1996 and 1995)        (1,097)            (1,097)
Net stockholders'equity                     7,978              7,823
                                        $  86,422             86,071

         UNITED OKLAHOMA BANKSHARES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited)

                                          March 31,      December 31,
                                            1996           1995
                                              (In thousands)
Preferred stock:

  Balance at beginning and end of year    $ 4,356           4,356

Common stock:

  Balance at beginning and end of year      2,805           2,805

Additional paid-in capital:

  Balance at beginning and end of year      7,358           7,358

Accumulated deficit:

  Balance at beginning of year             (5,540)         (6,315)
  Net income                                  259             775

  Balance at end of year                   (5,281)         (5,540)

Net unrealized holding gain (loss) on
investment securities available for sale:

  Balance at beginning of year                (59)           (158)
  Implementation of change in accounting
  for investment securities,
  net of deferred taxes                        -               -
  Change in net unrealized holding gain
  (loss) on investment securities
  available for sale, net of deferred taxes  (104)              99

  Balance at end of year                     (163)            (59)

Treasury stock:

  Balance at beginning and end of year     (1,097)         (1,097)
  Purchase stock                              -               -

  Balance at end of year                   (1,097)         (1,097)


  Net stockholders' equity               $  7,978           7,823


        UNITED OKLAHOMA BANKSHARES, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                   Three months ended
                                                       March 31,
                                                    1996      1995
                                                    (In thousands)
Cash flows from operating activities:
  Net Income                                      $  259       169
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     106       102
    Provision for loan losses                         84        73
    Provision for market decline-other real estate     2        -
    Amortization of intangibles                       -         37
    Amortization of premium, accretion of
      discounts, net                                  22        19
    Gain on sale of securities                         -        -
    Increase (decrease) in interest payable         (178)       46
    (Increase) decrease in interest receivable       (23)       68
    (Increase) decrease in other assets              (84)       34
    Decrease in deferred income taxes                 86        12
    (Decrease) increase in other liabilities         (96)      (48)
      Total adjustments                              (83)      343

Net cash provided by operating activities            178       512

Cash flows from investing activities:
  Proceeds from principal payments on mortgage
     backed securities                               294       368
  Proceeds from maturities of securities              -        -
  Purchase of securities                              -        -
  Net (increase) decrease in loans                (4,338)     2,265
  Capital expenditures                              (158)       (36)
Net cash used in investing activities             (4,302)     2,597

Cash flows from financing activities:
  Net increase in interest bearing and non-
    interest bearing demand deposits, savings
    and certificates of deposit                      386     3,441
  Repayment of long-term debt                       -          -
  Repayment of securities sold under repurchase     -       (1,500)

Net cash provided by financing activities            386     1,941

Net increase in cash and cash equivalents         (3,738)     5,050

Cash and cash equivalents at beginning of period   8,884      2,440

Cash and cash equivalents at end of period       $ 5,146      7,490

 Supplemental disclosure of noncash investing activities:

 Net unrealized holding loss on investment securites
 available for sale, net of deferred tax         $  (163)      (59)

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

Results of Operations-Quarter Ended March 31, 1996


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

Overview

Net income for the first quarter of 1996 was approximately $259,000, compared to $169,000 for the first quarter of 1995. The before tax income for the first quarter of 1996 was $356,000 compared to $210,000 for the first quarter of 1995. Earnings per share reflected income of $0.06 at March 31, 1996, compared to income of $0.03 per share at March 31, 1995. Earnings per share is calculated on year-to date net income less the unpaid year-to date
preferred  stock  dividends.   Unpaid  preferred  stock  dividends
accrue at $98,000 per quarter.

Net Interest Income

Net interest income was $992,000 for the three months ended March 31, 1996 compared to $849,000 for the same period in 1995, representing an increase of $143,000 or 17%. The volume of average earning assets increased $2,981,000 while average interest bearing liabilities decreased $440,000 between March 31, 1995 and 1996. The yield on average earning assets increased 35 basis points from March 31, 1995 to March 31, 1996 while the rate paid on average interest bearing liabilities increased 20 basis points during the same time period resulting in a increase in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 15 basis points.

Allowance for Loan Losses

The  allowance for loan losses was approximately $593,000 at March
31, 1996 compared to $538,000 at December 31, 1995 and $601,000 at
March 31, 1995. As a percentage of loans, the allowance for loan losses was 1.24%, 1.23% and 1.51% at March 31, 1996, December 31, 1995
and March 31, 1995  respectively.

 Securities

 The Company has designated securities as "Held to maturity" or "Available for sale". A comparison of recorded value and market value of securities is as follows (in thousands):


                                             March 31, 1996

Held to maturity:
                              Amortized   Unrealized  Unrealized    Estimated
                                Cost        Gains       Losses    Market value

State & municipals          $    789         22         (1)             810

  Total "Held to maturity"  $    789         22         (1)             810

Available for sale:

U. S. Treasury securities   $  2,094          6         (3)           2,097
Mortgage-backed securities    16,869         44       (239)          16,674
State & municipals             9,070         26       (106)           8,990

 Total "Available for sale"  $28,032         77       (386)          27,761
<

 Non-performing Assets

 Non-performing assets, including other real estate, totalled
 $231,000 at March 31, 1996, a decrease of $16,000 from December
 31, 1995.

 The following table sets forth such loans and other real estate at the dates indicated.-

                                            March 31,    December 31,  March 31,
                                              1996          1995        1995
                                                  (Dollars in thousands)

  Non-accrual loans                             117         184         188
  Loans contractually past due 90 days or more    -           -          10
  Total nonperforming loans                     117         184         198
  Other real estate                             114          63         180

  Total nonperforming assets                    231         247         378

  Nonperforming loans to total loans           0.24%       0.42%       0.95%


Capital and Liquidity

The Company's primary capital totalled $8,571,000 and $8,361,000 at March 31, 1996 and December 31, 1995, respectively. Equity capital totalled $7,928,000 and $7,823,000 at March 31, 1996 and December 31, 1995, respectively. The Company's ratio of primary capital and equity capital to assets are as follows:


                                            March 31,   December 31,
                                              1996          1995

  Company's primary capital to asset ratio    9.94%       10.13%
  Company's equity capital to asset ratio     9.32         9.54


UB's  primary capital totalled $8,521,000 and $8,308,000  at March 31,  1996
and  December  31, 1995 respectively.   Equity  capital
totalled  $7,928,000 and $7,770,000 at March 31, 1996 and  December
31, 1995 respectively. UB's ratio of primary capital and equity capital to assets are as follows:


                                        March 31,    December 31,
                                          1996          1995

  UB's primary capital to asset ratio     9.89%        10.07%
  UB's equity capital to asset ratio      9.26          9.48


UB is subject to certain regulatory capital regulations which require the maintenance of certain levels of capital as a
percentage  of  risk-adjusted assets.   These  regulations  define
capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common shareholders' equity, while supplementary capital is comprised of preferred
stock,   certain debt instruments, and a portion of the  allowance
for loan losses. As of December 31, 1995, the required core capital was 4.00% and total risk-based capital was 8.00%. UB's core and total risk-based capital exceed regulatory guidelines at March 31, 1996 and December 31, 1995 respectively, and are as follo4ws:


                                     March 31,    December 31,
                                       1996          1995

    Tier 1 capital (core)             13.68%        14.29%
    Tier 2 capital (total risk-based) 14.70         15.28

Accounting Standards Adopted

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived assets and for long-lived assets to be disposed of."
The Company adopted this statement  on January  1,  1996.
The impact of this statement does not  have  a material   effect
on   the   Company's  consolidated   financial statements.

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





          UNITED OKLAHOMA BANKSHARES, INC.
          Registrant




DATE:  May 9, 1996
                              George N. Cook
                              Chairman of the Board




                              June A. O'Steen
                              Principal Accountant