Form 10-Q
period 1996-06-30
UNITED OKLAHOMA BANKSHARES INC
filed 1996-08-14
CIK 725806

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q



        Quarterly Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934


For the quarter ended June 30, 1996 Commission file number 0-12047



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


                         [X] Yes    No[ ]



As of August 14, 1996, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                   PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements

            UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except earnings per share)

                                     Six months ended    Three months ended
                                         June 30,              June 30,
                                       1996    1995         1996    1995
                                       (Unaudited)          (Unaudited)
Interest income:
  Interest and fees on loans          $ 2,342   1,962       1,170     987
  Interest on federal funds sold           91      99          42      50
  Interest on securities                  801     873         398     439
    Total interest income               3,234   2,934       1,610   1,476

Interest expense:
  Interest on deposits                  1,243   1,257         611     648
  Interest on long-term debt              -        -            -       -
    Total interest expense              1,243   1,257         611     648

    Net interest income                 1,991   1,677         992     828

  Provision for loan losses               354     149         270      76
  Net interest income after provision
    for loan losses                     1,637   1.528         729     752

Non-interest income:
  Service charges on deposits             394     381         203     193
  Other service charges and fees, net     122     117          66      73
  Securities gains                          -      -            -       -
  Total non-interest income               516     498         269     266

Non-interest expense:
  Salaries and employee benefits        1,024     920         469     457
  Occupancy expense, net                  115     105          58      52
  Other real estate owned                   2       9          -        9
  Other                                   549     539         364     257
  Total non-interest expense            1,690   1,573         891     775


  Income before income taxes              463     453         107     243

Income tax expense                         95     101          (2)     60

  Net income                            $ 368     352         109     183

Earnings per share**                    $0.07    0.06        0.01    0.03

Average outstanding common shares       2,532   2,532       2,532   2,532

 **Earnings per share is calculated on year-to-date net income less the unpaid year-to-date preferred stock dividends. Preferred stock dividends accrue at $98,000 per quarter. See the Consolidated Balance Sheet, Stockholder Equity section for the number of authorized shares outstanding and total cumulated unpaid dividends.

         UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                          June  30,          December 31,
                                            1996                1995
                                                (In thousands)
ASSETS
Cash and due from banks                   $ 3,427               2,584
Federal funds sold                          2,875               6,300
Investment securities                      27,820              28,800
Loans                                      48,181              44,144
  Unearned discounts                         -                    (2)
  Allowance for loan losses                 (872)               (538)
    Loans, net                             47,309              43,604
Property and equipment, net                 3,775               3,880
Other real estate                              47                  63
Accrued interest receivable                   612                 589
Accounts receivable                            91                  93
Other assets                                  319                 158
                                          $86,275              86,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                        $58,803              60,975
  Non-interest bearing                     17,829              15,295
    Total deposits                         76,632              76,270
Securities sold under repurchase agreement    -                  -
Deferred taxes                              1,170              1,209
Other liabilities                             453                769
  Total liabilities                        78,255             78,248
Commitments and contingencies                 -                 -
Stockholders'equity:
Preferred stock, 9% cumulative, nonvoting
  $30 par value, redeemable at the Company's
  option at par plus cumulative unpaid
  dividends.  Cumulative unpaid preferred
  dividends amount to $4,214,620 or $29.03
  per share at June 30, 1996. Authorized
  150,000 shares; issued and outstanding
  145,199 shares in 1996 and 1995           4,356              4,356
Class B preferred stock, $1 par value.
  Authorized 500,000 shares;
  none issued or outstanding                  -                   -
Common stock, $1 par value. Authorized
  10,000,000 shares; issued 2,805,385
  in 1996 and 1995                          2,805              2,805
Additional paid-in capital                  7,358              7,358
Accumulated deficit                        (5,172)            (5,540)
Net unrealized holding loss on investment
  securities available for sale,net of
  deferred taxes                             (230)               (59)
                                            9,117              8,920
Less cost of common stock held in Treasury
  (273,148 shares in 1996 and 1995)        (1,097)            (1,097)
Net stockholders'equity                     8,020              7,823
                                        $  86,275             86,071
/TABLE

         UNITED OKLAHOMA BANKSHARES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited)

                                          June 30,      December 31,
                                            1996           1995
                                              (In thousands)
Preferred stock:

  Balance at beginning and end of year    $ 4,356           4,356

Common stock:

  Balance at beginning and end of year      2,805           2,805

Additional paid-in capital:

  Balance at beginning and end of year      7,358           7,358

Accumulated deficit:

  Balance at beginning of year             (5,540)         (6,315)
  Net income                                  368             775

  Balance at end of year                   (5,172)         (5,540)

Net unrealized holding gain (loss) on
investment securities available for sale:

  Balance at beginning of year               (59)            (158)
  Implementation of change in accounting
  for investment securities,
  net of deferred taxes                        -               -
  Change in net unrealized holding gain
  (loss) on investment securities
  available for sale, net of deferred taxes  (171)             99

  Balance at end of year                     (230)            (59)

Treasury stock:

  Balance at beginning and end of year     (1,097)         (1,097)
  Purchase stock                              -              -

  Balance at end of year                   (1,097)         (1,097)


  Net stockholders' equity               $  8,020           7,823


        UNITED OKLAHOMA BANKSHARES, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                   Six   months ended
                                                       June  30
                                                    1996      1995
                                                    (In thousands)
Cash flows from operating activities:
  Net Income                                      $  368       352
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     209       206
    Provision for loan losses                        354       149
    Provision for market decline-other real estate     2         9
    Amortization of intangibles                       -         74
    Amortization of premium, accretion of
      discounts, net                                  47        38
    Gain on sale of securities                         -        -
    (Increase) decrease in interest payable         (162)      142
    (Increase) decrease in interest receivable       (23)       38
    Decrease in other assets                        (141)       23
    Decrease in deferred income taxes                (39)      (17)
    (Decrease) increase in other liabilities        (329)       (7)
      Total adjustments                              (82)      655

Net cash provided by operating activities            286     1,007

Cash flows from investing activities:
  Proceeds from principal payments on mortgage
     backed securities                             1,443       764
  Proceeds from maturities of securities             -         235
  Purchase of securities                            (510)   (1,534)
  Net decrease in loans                           (4,059)      814
  Capital expenditures                              (104)     (110)
Net cash used in investing activities             (3,230)      169

Cash flows from financing activities:
  Net increase in interest bearing and non-
    interest bearing demand deposits, savings
    and certificates of deposit                      362     3,734
  Repayment of short-term debt                      -       (1,500)

Net cash provided by financing activities            362     2,234

Net increase in cash and cash equivalents         (2,582)    3,410

Cash and cash equivalents at beginning of period   8,884     2,440

Cash and cash equivalents at end of period       $ 6,302     5,850

 Supplemental disclosure of noncash investing activities:

 Net unrealized holding loss on investment securites
 available for sale, net of deferred tax         $   230        89

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

Results of Operations-Quarter Ended June 30, 1996


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

Overview

Net income for the second quarter of 1996 was approximately $109,000, compared to $183,000 for the second quarter of 1995. The before tax income for the second quarter of 1996 was $107,000 compared to $243,000 for the second quarter of 1995. Earnings per share reflected income of $0.07 at June 30, 1996 compared to income of $0.06 per share at June 30, 1995. Earnings per share is calculated on year-to date net income less the unpaid year-to date preferred stock dividends. Unpaid preferred stock dividends accrue at $98,000 per quarter.

Net Interest Income

Net interest income was $1,991,000 for the six months ended June 30, 1996 compared to $1,677,000 for the same period in 1995, representing an increase of $314,000 or 19%. The volume of average earning assets increased $4,415,000 while average interest bearing liabilities increased $853,000 between June 30, 1995 and 1996.
The yield on average earning assets increased 19 basis points from June 30, 1995 to June 30, 1996 while the rate paid on average interest bearing liabilities decreased 10 basis points during the same time period resulting in a increase in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 29 basis points.

Allowance for Loan Losses

The allowance for loan losses was approximately $872,000 at June 30, 1996 compared to $538,000 at December 31, 1995 and $569,000 at
June 30, 1995. As a percentage of loans, the allowance for loan losses was 1.81%, 1.23% and 1.39% at June 30, 1996, December 31 and June 30, 1995 respectively.

 Securities

 The Company has designated securities as "Held to maturity" or "Available for sale". A comparison of recorded value and market value of securities is as follows (in thousands):


                                         June 30, 1996

Held to maturity:
                              Amortized   Unrealized  Unrealized    Estimated
                                Cost        Gains       Losses    Market value

State & municipals          $    786         13           (4)          795

  Total "Held to maturity"  $    786         13           (4)          795

  Available for sale:

U. S. Treasury securities   $  2,093          4          (20)        2,077
Mortgage-backed securities    16,256         33         (322)       15,967
State & municipals securities  9,066         16         (130)        8,990

 Total "Available for sale"  $27,415         53         (472)       27,034

 Non-performing Assets

 Non-performing assets, including other real estate, totalled
 $303,000 at June 30, 1996, an increase of $56,000 from December
 31, 1995.

 The following table sets forth such loans and other real estate at the dates indicated.-

                                            June 30,    December 31,  June 30,
                                              1996          1995        1995
                                                  (Dollars in thousands)

  Non-accrual loans                             256         184         102
  Loans contractually past due 90 days or more    -           -          -
  Total nonperforming loans                     256         184         102
  Other real estate                              47          63         171

  Total nonperforming assets                    303         247         273

  Nonperforming loans to total loans           0.53%       0.42%       0.24%


Capital and Liquidity

The Company's primary capital totalled $8,892,000 and $8,361,000 at June 30, 1996 and December 31, 1995, respectively. Equity capital totalled $8,020,000 and $7,823,000 at June 30, 1996 and December 31, 1995, respectively. The Company's ratio of primary capital and equity capital to assets are as follows:


                                          June 30,     December 31,
                                            1996          1995

  Company's primary capital to asset ratio  10.20%      10.13%
  Company's equity capital to asset ratio    9.29        9.54


UB's primary capital totalled $8,834,000 and $8,308,000 at June 30, 1996 and December 31, 1995 respectively. Equity capital totalled $7,962,000 and $7,770,000 at June 30, 1996 and December 31, 1995 respectively. UB's ratio of primary capital and equity capital to assets are as follows:


                                         June 30,   December 31,
                                          1996        1995

  UB's primary capital to asset ratio     10.14%       10.07%
  UB's equity capital to asset ratio       9.23         9.48


UB is subject to certain regulatory capital regulations which require the maintenance of certain levels of capital as a percentage of risk-adjusted assets. These regulations define capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common shareholders' equity, while supplementary capital is comprised of preferred stock, certain debt instruments, and a portion of the allowance for loan losses. At December 31, 1994, the required core capital is 4.00% and total risk-based capital is 8.00%. UB's core and total risk-based capital exceed regulatory guidelines at June 30, 1996 and December 31, 1995 respectively, and are as follows:


                                     June 30,    December 31,
                                      1996          1995

    Tier 1 capital (core)             13.86%        14.29%
    Tier 2 capital (total risk-based) 15.38         15.28

Accounting Standards Adopted

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The Company adopted this statement in January 1, 1995. The impact of this statement does not have a material effect on the Company's consolidated financial statements.

                    PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
    The Company and its subsidiaries are not defendants in any material legal proceedings.

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





          UNITED OKLAHOMA BANKSHARES, INC.
          Registrant




DATE:  August 14, 1996
                              George N. Cook
                              Chairman of the Board




                              June A. O'Steen
                              Principal Accountant