Form 10-Q
period 1996-09-30
UNITED OKLAHOMA BANKSHARES INC
filed 1996-11-14
CIK 725806

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q



        Quarterly Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934


For the quarter ended September 30, 1996 Commission file number 0-12047



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


                         [X] Yes    No[ ]



As of October 31, 1996, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                   PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements

            UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except earnings per share)

                                     Nine months ended    Three months ended
                                      September 30,        September 30,
                                       1996    1995         1996    1995
                                       (Unaudited)          (Unaudited)
Interest income:
  Interest and fees on loans          $ 3,499   3,020       1,157    1,058
  Interest on federal funds sold          127     115          36       16
  Interest on securities                1,202   1,319         401      446
    Total interest income               4,828   4,454       1,594    1,520

Interest expense:
  Interest on deposits                  1,843   1,900         600     643
  Interest on long-term debt              -        -            -       -
    Total interest expense              1,843   1,900         600     643

    Net interest income                 2,985   2,554         994     877

  Provision for loan losses               384     234          30      85
  Net interest income after provision
    for loan losses                     2,601   2,320         964     792

Non-interest income:
  Service charges on deposits             600     590         206     209
  Other service charges and fees, net     215     186          93      69
  Securities gains                          -      -            -       -
  Total non-interest income               815     776         299     278

Non-interest expense:
  Salaries and employee benefits        1,506    1,368        482     448
  Occupancy expense, net                  176      189         61      84
  Other real estate owned                   2     (17)         -      (26)
  Other                                   706      769        157     230
 Total non-interest expense             2,390    2,309        700     736


  Income before income taxes            1,026      787        563     334

Income tax expense                        288      193        193      92

  Net income                            $ 738      594        370     242

Earnings per share**                    $0.18     0.12        0.11    0.06

Average outstanding common shares       2,532   2,532       2,532   2,532

 **Earnings per share is calculated on year-to-date net income less the unpaid year-to-date preferred stock dividends. Preferred stock dividends accrue at $98,000 per quarter. See the Consolidated Balance Sheet, Stockholder Equity section for the number of authorized shares outstanding and total cumulated unpaid dividends.

         UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                          September  30,      December 31,
                                            1996                1995
                                                (In thousands)
ASSETS
Cash and due from banks                   $ 4,144               2,584
Federal funds sold                          1,625               6,300
Investment securities                      26,416              28,800
Loans                                      47,162              44,144
  Unearned discounts                         -                    (2)
  Allowance for loan losses                 (752)               (538)
    Loans, net                             46,410              43,604
Property and equipment, net                 4,156               3,880
Other real estate                              47                  63
Accrued interest receivable                   507                 589
Accounts receivable                            86                  93
Other assets                                  123                 158
                                          $83,514              86,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                        $56,566              60,975
  Non-interest bearing                     16,587              15,295
    Total deposits                         73,153              76,270
Securities sold under repurchase agreement    -                  -
Deferred taxes                              1,170              1,209
Other liabilities                             754                769
  Total liabilities                        75,077             78,248
Commitments and contingencies                 -                 -
Stockholders'equity:
Preferred stock, 9% cumulative, nonvoting
  $30 par value, redeemable at the Company's
  option at par plus cumulative unpaid
  dividends.  Cumulative unpaid preferred
  dividends amount to $4,312,450 or $29.70
  per share at September 30, 1996. Authorized
  150,000 shares; issued and outstanding
  145,199 shares in 1996 and 1995           4,356              4,356
Class B preferred stock, $1 par value.
  Authorized 500,000 shares;
  none issued or outstanding                  -                   -
Common stock, $1 par value. Authorized
  10,000,000 shares; issued 2,805,385
  in 1996 and 1995                          2,805              2,805
Additional paid-in capital                  7,358              7,358
Accumulated deficit                        (4,802)            (5,540)
Net unrealized holding loss on investment
  securities available for sale,net of
  deferred taxes                             (183)               (59)
                                            9,534              8,920
Less cost of common stock held in Treasury
  (273,148 shares in 1996 and 1995)        (1,097)            (1,097)
Net stockholders'equity                     8,437              7,823
                                        $  83,514             86,071
/TABLE

         UNITED OKLAHOMA BANKSHARES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited)

                                        September 30,   December 31,
                                            1996           1995
                                              (In thousands)
Preferred stock:

  Balance at beginning and end of year    $ 4,356           4,356

Common stock:

  Balance at beginning and end of year      2,805           2,805

Additional paid-in capital:

  Balance at beginning and end of year      7,358           7,358

Accumulated deficit:

  Balance at beginning of year             (5,540)         (6,315)
  Net income                                  738             775

  Balance at end of year                   (4,802)         (5,540)

Net unrealized holding gain (loss) on
investment securities available for sale:

  Balance at beginning of year               (59)            (158)
  Implementation of change in accounting
  for investment securities,
  net of deferred taxes                        -               -
  Change in net unrealized holding gain
  (loss) on investment securities
  available for sale, net of deferred taxes  (124)             99

  Balance at end of year                     (183)            (59)

Treasury stock:

  Balance at beginning and end of year     (1,097)         (1,097)
  Purchase stock                              -              -

  Balance at end of year                   (1,097)         (1,097)


  Net stockholders' equity               $  8,437           7,823


        UNITED OKLAHOMA BANKSHARES, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                   Nine months ended
                                                     September 30
                                                    1996      1995
                                                    (In thousands)
Cash flows from operating activities:
  Net Income                                      $  738       594
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     314       312
    Provision for loan losses                        384       234
    Provision for market decline-other real estate     2         6
    Amortization of intangibles                       -        111
    Amortization of premium, accretion of
      discounts, net                                  68        60
    Gain on sale of securities                         -        -
    (Increase) decrease in interest payable         (191)       238
    (Increase) decrease in interest receivable        82        47
    Decrease in other assets                          56        68
    Decrease in deferred income taxes                (39)      (40)
    (Decrease) increase in other liabilities         176        88
      Total adjustments                              852     1,124

Net cash provided by operating activities          1,590     1,718

Cash flows from investing activities:
  Proceeds from principal payments on mortgage
     backed securities                             1,804     1,195
  Proceeds from maturities of securities           1,960       525
  Purchase of securities                          (1,572)   (1,534)
  Net decrease in loans                           (3,190)      466
  Capital expenditures                              (590)     (156)
Net cash used in investing activities             (1,588)      496

Cash flows from financing activities:
  Net (decrease) increase in interest bearing and non-
    interest bearing demand deposits, savings
    and certificates of deposit                   (3,117)    2,090
  Repayment of short-term debt                      -       (1,500)

Net cash provided by financing activities         (3,117)      590

Net (decrease) increase in cash and cash eq       (3,117)    2,804

Cash and cash equivalents at beginning of period   8,884     2,440

Cash and cash equivalents at end of period       $ 5,769     5,244

 Supplemental disclosure of noncash investing activities:

 Net unrealized holding loss on investment securites
 available for sale, net of deferred tax         $  (183)      (67)

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

Results of Operations-Quarter Ended September 30, 1996


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

Overview

Net income for the third quarter of 1996 was approximately $370,000, compared to $242,000 for the third quarter of 1995.
The before tax income for the third quarter of 1996 was $563,000 compared to $334,000 for the third quarter of 1995. Earnings per share reflected income of $0.18 at September 30, 1996 compared to income of $0.12 per share at September 30, 1995. Earnings per share is calculated on year-to date net income less the unpaid year-to date
preferred  stock  dividends.   Unpaid  preferred  stock  dividends
accrue at $98,000 per quarter.

Net Interest Income

Net interest income was $2,985,000 for the nine months ended September 30, 1996 compared to $2,554,000 for the same period in 1995, representing an increase of $431,000 or 16.9%. The volume of average earning assets increased $4,892,000 while average interest bearing liabilities increased $435,000 between September 30, 1995 and 1996. The yield on average earning assets increased 11 basis points from September 30, 1995 to September 30, 1996 while the rate paid on average interest bearing liabilities decreased 15 basis points during the same time period resulting in a increase in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 26 basis points.

Allowance for Loan Losses

The allowance for loan losses was approximately $752,000 at September 30, 1996 compared to $538,000 at December 31, 1995 and $511,000 at
September 30, 1995. As a percentage of loans, the allowance for loan losses was 1.60%, 1.23% and 1.26% at September 30, 1996, December 31 and September 30, 1995 respectively.

 Securities

 The Company has designated securities as "Held to maturity" or "Available for sale". A comparison of recorded value and market value of securities is as follows (in thousands):


                                         September 30, 1996

Held to maturity:
                              Amortized   Unrealized  Unrealized    Estimated
                                Cost        Gains       Losses    Market value

State & municipals          $    784         21                        805

  Total "Held to maturity"  $    784         21                        805

  Available for sale:

U. S. Treasury securities   $  1,093         -            (5)        1,088
Mortgage-backed securities    15,797         56         (249)       15,604
State & municipals securities  8,850         34          (65)        8,819

 Total "Available for sale"  $25,740         90         (319)       25,511

 Non-performing Assets

 Non-performing assets, including other real estate, totalled
 $237,000 at September 30, 1996, a decrease of $10,000 from December
 31, 1995.

 The following table sets forth such loans and other real estate at the dates indicated.-

                                           Sept.  30,   December 31,  Sept. 30,
                                              1996          1995        1995
                                                  (Dollars in thousands)

  Non-accrual loans                             190         184         270
  Loans contractually past due 90 days or more    -           -          -
  Total nonperforming loans                     190         184         270
  Other real estate                              47          63         148

  Total nonperforming assets                    237         247         418

  Nonperforming loans to total loans           0.40%       0.42%       0.66%


Capital and Liquidity

The  Company's primary capital totalled $9,189,000 and  $8,361,000
at  September  30, 1996  and December 31, 1995, respectively.   Equity
capital totalled $8,437,000 and $7,823,000 at September 30, 1996 and December 31, 1995, respectively. The Company's ratio of primary capital and equity capital to assets are as follows:


                                          September 30,  December 31,
                                            1996          1995

  Company's primary capital to asset ratio  10.61%      10.13%
  Company's equity capital to asset ratio    9.82        9.54


UB's  primary capital totalled $9,162,000 and $8,308,000  at  September
30,  1996  and  December  31, 1995 respectively.   Equity  capital
totalled $8,410,000 and $7,770,000 at September 30, 1996 and December 31, 1995 respectively. UB's ratio of primary capital and equity capital to assets are as follows:


                                       September 30, December 31,
                                          1996        1995

  UB's primary capital to asset ratio      10.58%       10.07%
  UB's equity capital to asset ratio        9.80         9.48


UB is subject to certain regulatory capital regulations which require the maintenance of certain levels of capital as a
percentage  of  risk-adjusted assets.   These  regulations  define
capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common shareholders' equity, while supplementary capital is comprised of preferred
stock,   certain debt instruments, and a portion of the  allowance
for loan losses. At December 31, 1994, the required core capital is 4.00% and total risk-based capital is 8.00%. UB's core and total risk-based capital exceed regulatory guidelines at September 30, 1996 and December 31, 1995 respectively, and are as follows:


                                   September 30,  December 31,
                                      1996          1995

    Tier 1 capital (core)             14.97%        14.29%
    Tier 2 capital (total risk-based) 16.30         15.28

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





          UNITED OKLAHOMA BANKSHARES, INC.
          Registrant




DATE:  November 13, 1996
                              /s/George N. Cook
                              Chairman of the Board




                              /s/ June A. O'Steen
                              Principal Accountant