Form 10-K
period 1996-12-31
UNITED OKLAHOMA BANKSHARES INC
filed 1997-03-28
CIK 725806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934

 [X]  Annual  Report Pursuant to Section 13 or 15(d)  of  the
  Securities Exchange Act of 1934
     [Fee Required]
 For the Fiscal year ended    December 31, 1996
                             or
 [   ]  Transition Report Pursuant to Section 13 or 15(d)  of
  the Securities Exchange Act of 1934
 [Fee Required]
 For the transition period from____________  to_________________
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

 As  of  March 4,1997, based on the reported average  bid
  and  asked prices, the aggregate market value of the common
  stock   held  by  non-affiliates  of  the  registrant   was
  approximately $1,975,000.

 As of March 4, 1997, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

 NOTE:  See pages  48-51  for Form 10-K Cross Reference Index

 BUSINESS
  United Oklahoma Bankshares, Inc. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The principal business of the Company is the ownership and supervision of United Bank ("UB"), Del City, Oklahoma. As of December 31, 1996, the Company and its subsidiaries had 50 full time equivalent employees. UB is a state chartered banking association whose deposits are insured pursuant to the Federal Deposit Insurance Act. UB, which operates primarily in Oklahoma, competes with other financial institutions in its trade area in providing a full range of traditional banking and related financial services to the commercial, consumer, energy, real estate and financial sectors. UB operates two wholly owned subsidiaries, United Del City Tower, Inc. ("UDCT") and 4600 Corporation.

  UDCT owns and manages United Del City Tower of which the first and part of the second floors are occupied by UB. The facility is approximately 98% occupied at year end. 4600 Corporation was formed to sell assets on which UB foreclosed.

  In  1991, the Company borrowed the sum of $1,400,000 from  John
  E.   Kirkpatrick  of  Oklahoma  City,  Oklahoma,  a   preferred
  stockholder of the Company at that time. The note was collateralized by 100% of the stock of UB. The note was paid in full as of December 31, 1994.

  PROPERTIES

  The Company's corporate headquarters are located in United Del City Tower at 4600 S.E. 29th Street, Del City, Oklahoma. This facility is located on approximately 8 acres and comprises approximately 77,000 square feet of usable space. The Tower houses the main banking functions and the Company's executive offices. UB occupies 25% of the building and approximately 73% is leased to various tenants. In 1993, UB completed construction of a new drive-in facility attached to the United Del City Tower. UB also sold its previous drive-in facility during 1993.

  LEGAL PROCEEDINGS

  The Company and its subsidiaries are not defendants in any material legal proceedings.

  COMMON STOCK

  On January 30, 1995, certain shareholders of the Company entered into a Stock Purchase Agreement with Ameribank Corporation ("Ameribank"). The shareholders collectively agreed to sell all their common stock in the Company and their 9% cumulative, non-voting preferred stock in the Company. The shareholders collectively owned approximately 27.7% of all the issued and outstanding shares of common stock and 63.9% of the issued and outstanding preferred stock of the Company. The Stock Purchase Agreement was closed and the shares transferred on May 16, 1995. In July, Ameribank made an offer to purchase stock and acquired an additional 5.7% of the preferred stock.

  On November 3, 1995, Ameribank made a tender offer to the common stock shareholders of the Company. After the purchase of shares through the tender offer, Ameribank owned an additional 23.2% of the common stock of the Company. Ameribank has continued to purchase common stock and preferred stock in private transactions and presently owns a total of 1,559,498 shares of common stock and 129,016 of preferred stock representing approximately 61.58% of the outstanding shares of common stock and 88.85% of the outstanding preferred stock, respectively.

  There is a proposed merger between the Company and Ameribank subject to approval by regulatory authorities. The Merger Agreement provides that, subject to the approval of the Merger Agreement by the Shareholders of the Company and satisfaction of other conditions, the Company will be merged into Ameribank, with Ameribank being the surviving corporation.

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

                                        Years ended December 31,
                                 1996       1995      1994      1993      1992
                                      (In thousands except per share amounts)

Summary of Income:
  Interest income............   $6,454     6,015     5,160     5,235     5,460
  Interest expense...........   (2,428)   (2,569)   (1,801)   (1,847)   (2,299)
  Provision for loan losses..     (511)     (279)      (90)     (236)     (128)
  Non-interest income........    1,111     1,016     1,030       837       795
  Non-interest expense.......   (3,300)   (3,155)   (3,206)   (3,068)   (2,735)
  Income before income
  taxes and cumulative effect
  of change in accounting
  principle..................    1,326     1,028     1,093       921     1,093
  Income tax expense.........     (391)     (253)     (264)     (266)     (445)
  Cumulative effect of change
  in accounting principle....       -         -         -        116        -
  Net income ................   $  935       775       829       771       648

Per share data:
  Income before cumulative
  effect of change in accounting
  principle..................   $ 0.21      0.15      0.17      0.10      0.10
  Cumulative effect of change
  in accounting principle....                -         -        0.04        -
  Net income ................   $ 0.21      0.15      0.17      0.14      0.10

  Average outstanding common
  shares.....................     2,532    2,532     2,616     2,644     2,644

Period end balances:
  Cash and due from banks....   $ 3,070    2,584     2,440     1,907     3,270
  Federal funds sold.........      -       6,300       -         460     1,560
  Investment securities......    25,720   28,800    30,588    29,794    33,352
  Loans, net of unearned discount
  and allowance for loan losses  50,273   43,604    41,401    36,509    33,804
  Total assets...............    84,051   86,071    79,720    74,564    78,556
  Deposits...................    73,120   76,270    69,647    66,094    70,302
  Long-term debt.............      -       -         -           450       900
  Stockholders' equity.......     8,823    7,823     6,949     6,289     5,518

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


RESULTS OF OPERATIONS


General. Net income totaled $.9 million in 1996, compared to $.8 million in 1995 and in 1994. Earnings per share were $.21 in 1996, compared to $.15 per share in 1995 and $.17 per share in 1994. Management is unaware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the operations.

Net Interest Income. Net interest income, the difference between gross interest and fees on earning assets (primarily loans and investments) and interest paid on deposits and borrowed funds necessary to support such assets, is a major component of a financial institution's earnings.

Net interest income aggregated $4,026,000 and $3,446,000 in 1996 and 1995, respectively, an increase of $580,000. Net interest income increased $87,000 between 1995 and 1994.

From 1995 to 1996, the volume of average earning assets increased $3.5 million, while average interest bearing liabilities decreased $.4 million. The yield on average earning assets increased 20 basis points from 1995 to 1996, while the rate paid on average interest bearing liabilities decreased 21 basis points during the same time period resulting in a increase in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 41 basis points. As a result of the increase in the rate earned on interest earning assets and a decrease in the rate paid on interest bearing liabilities, net interest margin increased 53 basis points from 4.59% in 1995 to 5.12% in 1996.

From 1994 to 1995, the volume of average earning assets increased $4.4 million, while average interest bearing liabilities increased $2.2 million. The yield on average earning assets decreased 71 basis points from 1994 to 1995, while the rate paid on average interest bearing liabilities increased 119 basis points during the same time period resulting in a decrease in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 48 basis points. As a result of the increase in the rate earned on interest bearing assets and the increase in the rate paid on interest bearing liabilities, net interest margin decreased 16 basis points from 4.75% in 1994 to 4.59% in 1995.

As management deems necessary and to the extent it has the flexibility, it will alter the volume and mix of earning assets and supporting liabilities so as to obtain optimal interest margins while maintaining sufficient liquid resources.

The following table illustrates volume and yield/rate variances on an actual basis (versus a taxable equivalent basis) for the years indicated. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

                          Year Ended December 31,       Year ended December 31,
                           1996 Compared to 1995         1995 Compared to 1994

                              Increase/Decrease             Increase/Decrease
                              Due to Change in:             Due to Change in:
                                    Yield/                         Yield/
                           Volume    Rate      Net         Volume   Rate    Net

Earning assets:
  Investment securities..$   (148)    (23)    (171)         (87)     96      9
  Federal funds sold.....      (5)    (16)     (21)          72      44    116
  Loans net of unearned
    discounts............     607      24      631          398     332    730

    Total interest income     454     (15)     439          383     472    855

Interest bearing liabilities:
  Interest bearing deposits   (13)   (124)    (137)          75     698    773
  Short-term borrowings..      (6)      2       (4)           1      -       1
  Long-term debt.........       -      -        -            (3)     (3)    (6)
    Total interest expense    (19)   (122)    (141)          73     695    768

Net interest income......$    473     107      580          310    (223)    87

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

At December 31, 1996, non-performing loans totaled $87,000. Non-performing loans as a percentage of all loans outstanding were
 .17% at December 31, 1996. The majority of non-performing loans are secured. The following table sets forth such loans and other real estate at the dates indicated:

                                            Years ended December 31,
                                          1996         1995       1994
                                             (Dollars in thousands)

Non-accrual loans.....................$     87         184         178

Other real estate.....................      47          63         180

  Total non-performing asset..........$    134         247         358

Non-performing loans to total loans...    .17%         .42%        .43%

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

Loans on which interest had ceased to be accrued approximated $87,000, $184,000 and $178,000 at December 31, 1996, 1995 and
1994, respectively. No interest was recognized on these loans in 1996. Approximately $6,000 was recognized on these loans in 1995 and in 1994.

Had the accrual status of these loans been normal, approximately $19,000, $21,000 and $47,000 of additional interest would have been earned in 1996, 1995 and 1994, respectively. None of these loans are restructured troubled debt.

Internally classified assets of UB, which approximate the same as classifications by regulatory authorities and includes other real estate, increased from $310,000 at December 31, 1995 to $1,015,000 at December 31, 1996, an increase of $705,000.

At December 31, 1996, the Company had approximately $849,000 of loans for which payments were contractually past due less than 90 days, and the borrowers were experiencing financial difficulties. These loans are included in the special monitoring loans which are subject to management's attention and review.

Allowance  and Provision for Loan Losses. The allowance  for  loan
losses  totaled $908,000, $538,000 and $559,000 at   December  31,
1996, 1995 and 1994, respectively. The provision charged to expense amounted to $511,000 in 1996 compared to $279,000 and $90,000 in 1995 and 1994, respectively. Net losses (recoveries)
on   loans  were  approximately  $141,000  in  1996,  compared  to
$300,000 in 1995 and $(32,000) in 1994. The amount of provision charged to expense is based on the current level of net loan losses, perceived economic conditions, changes in the size and character of the loan portfolio, and management's assessment of the loan portfolio's inherent risk in relation to the allowance for loan losses (see Note 5 to Consolidated Financial Statements).

The allowance for loan losses as a percentage of total loans was 1.77%, 1.22% and 1.33% at December 31, 1996, 1995 and 1994,
respectively.

Non-interest Income.

                                           Years ended December 31,
                                          1996       1995        1994
                                                 (In thousands)

Service charges on deposits............$  815         790         748
Other service charges and fees, net....   296         226         178
Securities gains.......................    -           -          104

  Total................................$1,111       1,016       1,030

Non-interest  Expense.  Non-interest  expense  amounted  to   $3.3
million  in 1996, and 3.2 million in 1995 and in 1994.
Salaries and employee benefits continue to represent a large portion of non-interest expense.

Net costs and write downs associated with other real estate owned approximated $2,000, $(15,000) and $92,000 in 1996, 1995 and
1994, respectively, and represent amounts provided for decreases in the market value of the properties, net gains and losses on sales of the properties, and net expenses incurred for the maintenance of the properties.

                                          Years ended December 31,
                                        1996        1995        1994
                                                (In thousands)

Salaries and employee benefits........$ 2,065       1,911       1,739
Occupancy expense, net................    256         250         271
Other real estate owned, net..........      2         (15)         92
Other.................................    977       1,009       1,104

  Total...............................$ 3,300       3,155       3,206

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

INDEBTEDNESS

In 1991, the Company borrowed the sum of $1,400,000 from John E. Kirkpatrick of Oklahoma City, Oklahoma, a preferred stockholder of the Company at that time. The note was collateralized by 100% of the stock of UB. The note was paid in full as of December 31, 1994.

PREFERRED STOCK

The Company has $4.4 million of preferred stock outstanding with 9% cumulative dividends in arrears since October 1, 1985. Cumulative unpaid dividends in arrears at December 31, 1996 approximated $4,410,450.

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

The following table depicts the Company's rate sensitivity position, based on next repricing date, at December 31, 1996.

                                              Sensitivity Period
                                 0-30     31-90      91-180     181-365  Over
                                 Days     Days       Days       Days     1 Year
                                                (In thousands)

Rate sensitive assets:
  Investment securities(1)....   7,319       40        395       4,196    13,759
  Loans.......................  21,033    2,929      1,074       2,970    23,086
  Total rate sensitive assets   28,352    2,969      1,469       7,166    36,845

Rate sensitive liabilities:
  Savings and interest bearing
     deposits.................  14,923      -          -         -        14,924
  Time deposits...............   7,066    6,771      6,121       5,443     2,258
    Total rate sensitive
       liabilities............  21,989    6,771      6,121       5,443    17,182

Period sensitivity gap........$  6,363   (3,802)    (4,652)      1,723    19,663

Cumulative sensitivity gap....$  6,363    2,561     (2,091)       (368)   19,295

(1) The amortized cost is used for investment securities.

The Company includes only rate sensitive assets and liabilities in its sensitivity analysis.


CAPITAL RESOURCES

Capital provides a base for expansion of the asset portion of the balance sheet, which in turn provides the opportunity for increased profitability. Capital adequacy depends on such factors as quality and diversification of assets, current and historical earnings and liquidity. Primary capital of the Company consists of funds which are permanently committed to the Company, including: common stock, preferred stock, additional paid-in capital, retained earnings, and allowance for loan losses. For regulatory purposes primary capital is reduced by amounts representing intangible assets. Management is unaware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's capital resources. Following are the Company's and UB's primary and equity capital to assets ratios for December 31, 1996 and 1995, respectively:

                                                 1996      1995

  Company's primary capital to assets ratio     11.28%     10.13%
  Company's equity capital to assets ratio      10.34       9.54

  UB's primary capital to assets ratio          11.28%     10.07%
  UB's equity capital to assets ratio           10.34       9.48

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

The required core capital is 4.00% and total risk-based capital is 8.00%. Because the Company has assets of less than $150 million, its capital requirements are computed on a bank-only basis. UB's core and total risk-based capital exceed regulatory guidelines at December 31, 1996 and 1995.


                                                 1996      1995

          Tier 1 capital (core)                 14.59%     14.29%
          Tier 2 capital (total risk-based)     16.09      15.28


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

ACCOUNTING STANDARDS NOT YET ADOPTED

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued on June 28, 1996, and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assts and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement requires that a liability not be recognized if and only if either the debtor pays the creditor and is relieved of its obligation for the liability or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. This statement also requires that after the securitization of a mortgage loan held for sale, the mortgage-backed security shall be classified as a trading security. The impact of adopting this statement is reported prospectively and is not expected to have a material impact on the consolidated financial statements.

In December 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued. The statement delays for one year the effective date for paragraph 15 of SFAS No. 125 for all transfers of financial assets and for paragraphs 9 through 12 and 237 (b) for repurchase agreements, dollar-rolls, securities lending, and similar transactions.

SFAS No. 128, "Earnings per share" was issued March 3, 1997. The statement simplifies the current standards in the United States for computing earnings per share (EPS) and makes them compatible with international standards. It applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997.

SFAS No. 129, "Disclosures of Information about Capital Structure" was issued March 3, 1997. The statement consolidates existing disclosure requirements for ease of retrieval. The new statement contains no change in disclosure requirements for companies that were subject to the previously existing requirements. It applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended December 31,
                                               1996     1995        1994
                                     (In thousands except per share amounts)
Interest income:
  Interest and fees on loans..............$   4,732     4,101      3,371
  Interest on federal funds sold..........      155       176         60
  Interest on investment securities
    Taxable...............................    1,148     1,309      1,331
    Nontaxable............................      419       429        398
      Total interest income...............    6,454     6,015      5,160

Interest expense:
  Interest on deposits (Note 7)...........    2,427     2,564      1,791
  Interest on short-term borrowings.......        1         5          4
  Interest on long-term debt..............      -         -            6
      Total interest expense..............    2,428     2,569      1,801

      Net interest income.................    4,026     3,446      3,359
  Provision for loan losses (Note 5)......      511       279         90
      Net interest income after provision
        for loan losses...................    3,515     3,167      3,269

Non-interest income:
  Service charges on deposits.............      815       790        748
  Other service charges and fees, net.....      296       226        178
  Securities gains........................       -         -         104
    Total non-interest income.............    1,111     1,016      1,030

Non-interest expense:
  Salaries and employee benefits..........    2,065     1,911      1,739
  Occupancy expense, net..................      256       250        271
  Other real estate owned, net............        2       (15)        92
  Other (Note 8)..........................      977     1,009      1,104
    Total non-interest expense............    3,300     3,155      3,206

  Income before income taxes .............    1,326     1,028      1,093

Income tax expense (Note 9) ..............      391       253        264

      Net income..........................$     935       775        829
Earnings per share........................$    0.21      0.15       0.17
Average outstanding common shares.........    2,532     2,532      2,616
  See accompanying notes to consolidated financial statements.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                         1996      1995
                                                          (In thousands)
ASSETS
Cash and due from banks...............................$  3,070     2,584
Federal funds sold....................................      -      6,300
Investment securities (Note 3)........................  25,720    28,800
Loans (Notes 4 & 11)..................................  51,183    44,144
  Unearned discounts..................................      (2)       (2)
  Allowance for loan losses (Note 5)..................    (908)     (538)
    Loans, net........................................  50,273    43,604

Property and equipment, net (Note 6)..................   4,077     3,880
Other real estate owned...............................      47        63
Accrued interest receivable...........................     594       589
Accounts receivable...................................      80        93
Other assets..........................................     190       158
                                                      $ 84,051    86,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing (Note 7)...........................$ 57,506    60,975
  Non-interest bearing................................  15,614    15,295
     Total deposits...................................  73,120    76,270
Deferred income taxes (Note 9 ).......................   1,218     1,209
Other liabilities.....................................     890       769
     Total liabilities................................  75,228    78,248
Commitments and contingencies (Note 12 & 14)..........     -          -
Stockholders' equity (Note 14):
  Preferred stock, 9% cumulative, nonvoting $30 par
    value, redeemable at the Company's option at
    par plus cumulative unpaid dividends.  Cumulative
    unpaid preferred dividends amount to $4,410,450
    or $30.38 per share at December 31, 1996.
    Authorized 150,000 shares; issued and outstanding
    145,200 shares in 1996 and 1995.  Liquidation
    preference of $8,766,450 and $8,374,410,
    respectively.....................................    4,356      4,356
  Class B preferred stock, $1 par value.  Authorized
    500,000 shares; non issued or outstanding........      -          -
  Common stock, $1 par value.  Authorized 10,000,000
    shares; issued 2,805,385 shares in 1996 and 1995     2,805      2,805
  Additional paid-in capital.........................    7,358      7,358
  Accumulated deficit................................   (4,605)    (5,540)
 Net unrealized holding gain (loss) on investment securities
    available-for-sale, net of deferred taxes........        6        (59)
                                                         9,920      8,920
  Less cost of common stock held in treasury (273,148
    shares in 1996 and 1995).........................   (1,097)    (1,097)
      Net stockholders' equity.......................    8,823      7,823
                                                     $  84,051     86,071
  See accompanying notes to consolidated financial statements.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Years ended December 31,
                                                 1996     1995        1994
                                                      (In thousands)

Preferred stock:

  Balance at beginning and end of year........$  4,356     4,356       4,356

Common stock:

  Balance at beginning and end of year........   2,805     2,805       2,805

Additional paid-in capital:

  Balance at beginning and end of year........   7,358     7,358       7,358

Accumulated deficit:

  Balance at beginning of year................  (5,540)   (6,315)     (7,144)
  Net income..................................     935       775         829
  Balance at end of year......................  (4,605)   (5,540)     (6,315)

Net unrealized holding gain (loss) on investment securities available-for-sale: (Note 3)

  Balance at beginning of year................     (59)     (158)        -
  Implementation of change in accounting for
    for investment securities, net of
    deferred taxes............................      -         -          170
  Change in net unrealized holding gain (loss)
    on investment securities available-for-sale,
    net of deferred taxes.....................      65        99        (328)
  Balance at end of year......................       6       (59)       (158)

Treasury stock:

  Balance at beginning of year................  (1,097)   (1,097)     (1,086)
  Purchase stock..............................      -         -          (11)
  Balance at end of year......................  (1,097)   (1,097)     (1,097)

      Net stockholders' equity................$  8,823     7,823       6,949

See accompanying notes to consolidated financial statements.

UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Years ended December 31,
                                                     1996      1995       1994
                                                            (In thousands)
Cash flows from operating activities:
  Net income......................................$   935       775        829
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..................................    434       416        378
    Provision for loan losses.....................    511       279         90
    Provision for market decline-other real estate
      owned.......................................      2         9         85
    Amortization of intangibles included in other
      assets......................................      -       147        147
    Amortization of premium, accretion of discounts,
      net.........................................     85        83        113
    Gain on sale of investment securities.........     -         -        (104)
    (Decrease) increase in interest payable.......   (126)      310         29
    (Increase) decrease in interest receivable....     (5)       23        (75)
    (Increase) decrease in other real estate owned, accounts
      receivable and other assets.................     (5)      158        387
    Decrease in deferred income taxes.............    (35)      (55)       (15)
    Increase (decrease) in other liabilities......    247        34        (17)
     Total adjustments............................  1,108     1,404      1,018
Net cash provided by operating activities.........  2,043     2,179      1,847
Cash flows from investing activities:
  Proceeds from sales of maturities of investment
    securities....................................  2,518     1,775      3,239
  Proceeds from principal payments on mortgage-
    backed securities.............................  2,170     1,789      3,192
  Purchase of investment securities............... (1,584)   (1,695)    (7,496)
  Net increase in loans........................... (7,180)   (2,482)    (4,982)
  Capital expenditures............................   (631)     (245)      (319)

Net cash used in investing activities............. (4,707)     (858)    (6,366)
Cash flows from financing activities:
  Net (decrease) increase in interest bearing and
    non-interest bearing demand deposits, savings,
    and certificates of deposit................... (3,150)    6,623      3,553
  (Decrease) increase in securities sold under
    repurchase agreement..........................    -      (1,500)     1,500
  Repayment of long-term debt.....................    -         -         (450)
  Purchase of treasury stock......................    -         -          (11)
Net cash (used in) provided by financing activities(3,150)    5,123      4,592
Net (decrease) increase in cash and cash
  equivalents..................................... (5,814)    6,444         73
Cash and cash equivalents at beginning of year....  8,884     2,440      2,367
Cash and cash equivalents at end of year..........$ 3,070     8,884      2,440
Supplemental disclosure of noncash investing activities:
  Change in unrealized holding (loss)gain on investment
    securities available-for-sale, net of deferred
    taxes of $44,000 in 1996 and $65,000 in 1995 and
    $(104,000) in 1994........................... $  (65)      (99)        158

See accompanying notes to consolidated financial statements.

  UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31,  1996,  1995  AND  1994

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

    Cash and Short Term Investments

    UB is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, l996, was approximately $618,000.

    In making short-term investment decisions, the Company considers its board-approved policies, liquidity needs, potential rate of return, and credit risk. For purposes of evaluating credit risk, the stability of the financial institutions and other entities conducting business with the Company is periodically reviewed.

    The Company had concentrations of credit risk with one financial institution in the form of a correspondent bank account and federal funds sold in the amount of $1,399,000 and $1,912,000 at December 31, 1996 and 1995,
    respectively. If the financial institution failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less the amount covered by the Federal Deposit Insurance Corporation
    (FDIC) of $100,000.

    For the purposes of the Consolidated Statements of Cash Flows, the Company considers overnight Federal funds sold to be cash equivalents.

    Cash paid for interest was approximately $2,554,000, $2,259,000, and $1,772,000 in 1996, 1995, and 1994,
    respectively.

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

    2.  Fair Value of Financial Instruments

    Fair value estimates, methods, and assumptions are set forth below for the consolidated Company's financial instruments.

                                                  December 31,
                                                  (In thousands)
                                           1996                    1995
                                      Carrying  Estimated   Carrying  Estimated
                                        value   fair value    value   fair value
      Financial Assets
       Cash and due from banks.........$  3,070   3,070       2,584   2,584
       Federal funds sold..............      -      -         6,300   6,300
       Investment securities...........  25,720  25,743      28,800  28,830
       Loans...........................  50,273  49,656      43,604  43,520
       Accrued interest receivable.....     594     594         589     589
      Financial Liabilities
       Non-interest-bearing deposits...  15,614  15,614      15,295  15,295
       Interest-bearing deposits.......  57,506  57,415      60,975  61,107
       Accrued interest payable........     514     514         640     640
      Off-balance Sheet financial instruments
       Commitments to extend credit....     -        -            -      -
       Standby letters of credit.......     -        -            -      -

    Cash and Due From Banks, Federal Funds Sold, Accrued Interest Receivable and Accrued Interest Payable

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

    Liabilities

    Under SFAS No. 107, the fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts is equal to the amount payable on demand as of December 31, 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered of similar remaining maturities.

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

    Investment securities at December 31, 1996 and 1995, consist of (in thousands):

                                                      1996         1995

          Available-for-sale, at fair value........$ 24,937        28,009
          Held-to-maturity, at amortized cost......     783           791

                                                   $ 25,720        28,800

    The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1996, were as follows (in thousands):

                                                    Gross      Gross
                                      Amortized   Unrealized  Unrealized   Fair
                                         Cost        Gains      Losses    Value
    Available-for-sale:
       U. S. Treasury securities.......$ 1,093         -          (1)     1,092
       Securities of other U. S.
         government agencies...........    748          1         (5)       744
       States and municipals...........  8,567         44        (46)     8,565
                                        10,408         45        (52)    10,401
       Mortgage-backed securities...... 14,518        114        (96)    14,536
                                       $24,926        159       (148)    24,937
    Held-to-Maturity:
       States and municipals...........$   783         23         -         806


    The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1995 were as follows (in thousands):

                                                    Gross       Gross
                                      Amortized   Unrealized  Unrealized  Fair
                                        Cost        Gains       Losses   Value
     Available-for-sale:
       U. S. Treasury securities......$ 2,094         20          -       2,114
       Securities of other U. S.
          government agencies.........    747          3          (7)       743
       States and municipals..........  9,074         43         (71)     9,046
                                       11,915         66         (78)    11,903
       Mortgage-backed securities..... 16,192        106        (192)    16,106
                                       28,107        172        (270)    28,009
     Held-to-maturity:
       States and municipals..........    791         30          -         821


    The amortized cost and fair value of investment securities at December 31, 1996, by contractual maturity, in thousands, are shown below. Expected maturities will differ from contractual maturities because issuers of investment securities may have the right to call or prepay obligations.

                                                   Amortized
                                                     Cost        Fair Value
     Available-for-sale:
        Due in one year or less...................$    925           925
        Due after one year through five years.....   7,985         7,995
        Due after five years through ten years....   1,391         1,374
        Due after ten years.......................     107           107
                                                    10,408        10,401
        Mortgage-backed securities................  14,518        14,536

                                                  $ 24,926        24,937
     Held-to-maturity:
       Due after one year through five years......$    489           503
       Due after five years through ten years.....     294           303
                                                  $    783           806



    There were no sales of investment securities in 1996 or 1995. Proceeds from sales of available-for-sale securities during 1994 were approximately $3,239,000 and the gross realized gains were approximately $104,000. None of the investment securities were sold for losses.

    Investment securities having a carrying value of approximately $9,339,000 and $12,104,000 at December 31, 1996 and 1995, respectively, were pledged to secure public funds on deposit and for other purposes required by law.

    4. Loans

    A summary of the Company's loans is as follows:

                                                 1996          1995
                                                     (In thousands)

     Commercial, financial and agricultural....$ 14,874       11,450
     Real estate-construction..................   2,467        2,785
     Real estate-mortgage......................  23,440       19,662
     Credit card receivables...................     -            522
     Installment...............................  10,402        9,725

           Total loans.........................$ 51,183       44,144

    At December 31, 1996 and 1995, loans on which interest had ceased to be accrued approximated $87,000 and $184,000, respectively. Had the accrual status of these been normal, approximately $19,000 and $21,000 of additional interest would have been earned in l996 and l995, respectively. At December 31, 1996 and 1995, there were no commitments to lend additional funds to borrowers with loans on which the accrual of interest has been discontinued.

    At  December  31,  l996  and  l995,  loans  to  executive
    officers,   directors,  their  immediate   families   and
    companies  in  which  they  own  a  significant  interest
    aggregated    approximately   $215,000    and    $80,000,
    respectively.  During 1996 approximately $343,000 of  loan
    advances were made, and repayments totaled $208,000.   In
    management's opinion, such transactions were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.

    The Company grants commercial, real estate, and consumer loans to customers principally in the state of Oklahoma. Although the Company has a diversified loan portfolio, the majority of its customers consist of individual and corporate borrowers in eastern Oklahoma county.

    Contractual maturity and rate sensitivity distribution of loans at December 31, 1996, is as follows:

                                One year      One to       Over five
                                 or less     five years       years    Total
                                             (In thousands)
    Commercial, financial and
      agricultural............$  7,851           5,369       1,654     14,874
    Real estate-construction..   1,472             527         468      2,467
    Real estate-mortgage......   5,115          14,039       4,286     23,440
    Installment...............   1,599           8,741          62     10,402

         Total................$ 16,037          28,676       6,470     51,183

    Interest sensitivity of loans by contractual maturity:
      Predetermined rate......$  6,426          21,525       1,235     29,186
      Variable rate...........   9,611           7,151       5,235     21,997

          Total...............$ 16,037          28,676       6,470     51,183

    5.  Allowance for Loan Losses

    A summary of transactions in the allowance for loan losses is as follows:

                                             Years ended December 31,
                                          1996           1995          1994
                                                  (In thousands)
    Balance at beginning of year........$  538            559            437
    Provisions charged to expense.......   511            279             90
    Recoveries..........................   146             50            123
    Loans charged off...................  (287)          (350)           (91)

    Balance at end of year..............$  908            538            559

    6.  Property and Equipment

    Property and equipment is summarized as follows:

                                                    1996            1995
                                                       (In thousands)

    Land.........................................$   751             751
    Bank buildings and equipment.................  5,711           5,681
    Furniture and equipment......................  1,456             861

                                                   7,981           7,293
    Less accumulated depreciation................  3,841           3,413

                                                 $ 4,077           3,880

    7.  Deposits

    Included in interest bearing deposits are certificates of
    deposit   in   amounts  of  $100,000  or   more.    These
    certificates and their remaining maturities  at  December
    31, 1996 and 1995 are as follows:

                                                       1996         1995
                                                         (In thousands)
    3 months or less...............................$  3,430         5,418
    Over 3 months through 6 months.................     956         1,294
    Over 6 months through 12 months................   1,056           750
    Over 12 months.................................     212           100

                                                   $  5,654         7,562

    The  interest  expense  on  these  deposits  approximated
    $303,000 and $530,000 for the years ended December 31, 1996 and 1995, respectively.

    At December 31, 1996, the schedule maturities of certificates of deposit are as follows:

                           1997............$25,401
                           1998............  2,095
                           1999............    163

                                           $27,659
    8.  Other Non-interest Expense

                                                 Years ended December 31,
                                               1996          1995         1994
                                                       (In thousands)

      Outside service expenses...............$  171           157           181
      Advertising and business development...   151           153           156
      Postage................................    74            73            65
      Stationery, printing and supplies......    88            96            83
      Collection expense.....................    22            30            56
      Data processing expense................   295           113           112
      Other..................................   176           387           451

                                             $  977         1,009         1,104

    9.Income taxes

    The components of income taxes are as follows:

                                                   Years ended December 31,
                                                 1996      1995        1994
                                                        (In thousands)
        Current:
          Federal..............................$  342       225         228
          State................................    84        54          -
                                                  426       279         228
        Deferred:
          Federal..............................   (21)      (22)        (14)
          State................................   (14)       (4)         50
                                                  (35)      (26)         36

        Income tax expense.....................$  391       253         264

(PAGE>                                 27
    The Company's tax provision on income before provision for income taxes differs from a normal 34% tax rate as shown below:

                                                   Years ended December 31,
                                                  1996      1995         1994
                                                          (In thousands)
     Income before income taxes multiplied
       by 34% in 1996, 1995 and 1994............$  451       350           372

       Tax exempt interest......................  (124)     (132)         (158)
       State income taxes.......................    46        33            33
       Other, net...............................    18         2            17

                                                $  391       253           264

    Cash  paid  for income taxes was approximately  $337,000,
    $212,000   and   $291,000   in  1996,   1995   and   1994,
    respectively.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                           1996          1995
                                                            (In thousands)
    Deferred tax assets:
      Other real estate, principally due to charge-offs.......$    7        6
      Alternative minimum tax credit carryforward.............   -        100
      Other...................................................    30       22
       Total deferred tax assets .............................    37      128


    Deferred tax liabilities:
      Property and equipment, principally due to difference
       in depreciation........................................   554      540
      Loans, principally due to allowance for loan losses.....   696      836

      Total deferred tax liabilities.......................... 1,250    1,376

      Net deferred tax liability before net unrealized
        holding gain (loss) on securities available-for-sale.. 1,213    1,248

      Net unrealized holding gain (loss) on securities
        available-for-sale....................................     5      (39)

      Net deferred tax liability.............................. 1,218    1,209



    A  valuation  allowance for deferred tax assets  was  not
    required  as of December 31, 1996, 1995, or 1994  due  to
    management's  expectation  of  the  future  reversal   of
    deferred tax liabilities.

    10.Employee Benefit Plans

    The Company sponsors a defined contribution 401(k) plan covering substantially all employees under which employees' contributions may be partially matched by the Company. The Company's contributions in 1996, 1995, and 1994 were $50,000, $53,000, and $50,000, respectively.

    11.Relationships with Certain Stockholders and
    Affiliates

    The Company and its subsidiaries, through common owners and/or directors, are considered to be related parties for financial reporting purposes with one other bank holding company and its bank.

    UB sold loan participations to these banks totaling $1,653,000 and $97,000 at December 31, 1996 and 1995, respectively. UB purchased loan participations from these banks totaling $1,496,000 during 1996.

    There is a proposed merger between the Company and Ameribank Corporation (Ameribank) (the majority shareholder of the Company) subject to approval by regulatory authorities. The Merger Agreement provides that, subject to the approval of the Merger Agreement by the Shareholders of the Company and satisfaction of other conditions, the Company will be merged into Ameribank, with Ameribank being the surviving corporation.

    12.Financial  Instruments With Off-Balance  Sheet  Credit Risk

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

                                       1996          1995

    Committments to extend credit....$4,962,000    6,496,000
    Standby letters of credit........    86,000      588,000

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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. All of the standby letters of credit at December 31, 1996, are short-term guarantees; they expire prior to December 31, 1997. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company may hold a variety of collateral to support these commitments similar to the types of collateral held for commitments to extend credit.

    13.Operating Lease Income

    The Company, through its United Del City Tower subsidiary, leases excess office space. Future minimum rentals for non-cancelable office leases, with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

       1997..............................$  417,000
       1998..............................   191,000
       1999..............................    95,000
       2000..............................    26,000
       2001..............................    12,000

    14.  Regulatory Capital Requirements

    UB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines that involve quantitative measures of UB's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. UB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require UB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that UB meets all capital adequacy requirements to which it is subject.

    As of December 31, 1996 and 1995, the most recent notification from the FDIC categorized UB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized UB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed UB's category.

    UB's actual capital amounts (in thousands) and ratios are also presented in the following table:

                                                               Capitalized under
                                               For capital     prompt corrective
                            Actual          Adequacy purposes  action provision

                     Amount       Ratio      Amount   Ratio     Amount    Ratio
As of December 31, 1996:
  Total capital     $  9,720      16.09%    $   4,833  8.00%   $  6,041   10.00%
(to risk weighted assets)
  Tier I Capital       8,812      14.59%        2,416  4.00%      3,625    6.00%
(to risk weighted assets)
  Tier I Capital       8,812      10.34%        3,413  4.00%      4,267    5.00%
(to average assets)

As of December 31, 1995:
  Total Capital        8,309      15.28%        4,351  8.00%      5,438   10.00%
(to risk weighted assets)
  Tier I Capital       7,770      14.29%        2,175  4.00%      3,263    6.00%
(to risk weighted assets)
  Tier I Capital       7,770       9.48%        3,281  4.00%      4,101    5.00%
(to average assets)

According to current regulations, the capital requirements of a bank holding company are applied on a bank only basis if the bank holding company has consolidated assets of less than $150 million. Since the Company's consolidated assets at December 31, 1996 and 1995, were less than $150 million, a separate calculation of capital requirements was not required.

The payment of dividends by UB is restricted by regulatory capital requirements to current year earnings plus undistributed earnings from the two previous years.

15.  Parent Company Financial Statements
      Following are the condensed financial statements for United Oklahoma Bankshares, Inc. (Parent Company only):

                          Statement of Operations

                                                    Years ended December 31,
                                                   1996        1995       1994
                                                         (In thousands)
    Income:
      Dividend from UB............................$  -           -         275
      Interest....................................    4         40           8
        Total.....................................    4         40         283

    Expenses:
      Interest....................................   -           -           6
      Other.......................................   78          20         20
        Total.....................................   78          20         26

    Income (loss) before income taxes and undistributed income
      of subsidiaries.............................  (74)         20        257
    Income tax (expense) benefit..................   32          (8)         7
    Income (loss) before undistributed income of
      subsidiaries................................  (42)         12        264
    Equity in undistributed income of subsidiaries  977         763        565

          Net income..............................$ 935         775        829

                              Balance Sheets
                                                             December 31,
                                                           1996       1995
                                                            (In thousands)

   Assets

   Cash and cash equivalents............................$     79         163
    Investment in UB at equity...........................  8,812       7,770
    Other assets.........................................     60          61
                                                        $  8,951       7,994
   Liabilities and Stockholders' Equity

   Accrued expenses and other liabilities, principally
     deferred income taxes..............................$    128         171
         Total liabilities..............................     128         171
   Preferred stock......................................   4,356       4,356
   Common stock.........................................   2,805       2,805
   Additional paid-in capital...........................   7,358       7,358
   Accumulated deficit..................................  (4,605)     (5,540)
   Net unrealized holding gain (loss) on investment securities
     available-for-sale held by UB, net of deferred taxes      6         (59)
                                                           9,920       8,920

   Less cost of common stock held in treasury...........  (1,097)     (1,097)
        Net stockholders' equity........................   8,823       7,823
                                                        $  8,951       7,994

                           Statements of Cash Flows

                                                   Years ended December 31,
                                                   1996      1995      1994
                                                       (In thousands)

    Cash flows from operating activities:
      Net income.................................$  935       775       829
        Adjustments to reconcile net income to
         net cash (used in) provided by operating activities:
        Equity in undistributed income of
         subsidiaries............................  (977)     (763)     (565)
        Decrease (increase) in other assets......     1       (1)       -
        (Decrease) increase in other liabilities.   (43)       84       (94)
             Total adjustments...................(1,019)     (680)     (659)

    Net cash (used in)provided by operating activ   (84)       95       170

    Cash flows from financing activities:
      Purchase of treasury stock.................    -         -        (11)
      Repayment of long-term debt................    -         -       (450)
    Net cash used in financing...................    -         -       (461)

    Net (decrease) increase in cash and cash equiv  (84)       95      (291)

    Cash and cash equivalents at beginning of year  163        68       359

    Cash and cash equivalents at end of year.....$   79       163        68

 INDEPENDENT AUDITORS' REPORT
 UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES







 The Board of Directors and Stockholders
 United Oklahoma Bankshares, Inc.:

    We have audited the accompanying consolidated balance sheets of United Oklahoma Bankshares, Inc. and subsidiaries (the Company) as of December 31, l996 and l995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December
 31,   l996.   These  consolidated  financial  statements  are   the
 responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Oklahoma Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        KPMG Peat Marwick LLP



 Oklahoma City, Oklahoma
 March 18, 1997

 SELECTED STATISTICAL INFORMATION
 UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

 CONDENSED AVERAGE BALANCE SHEETS

                                             Years ended December 31,
                                                1996             1995
                                                  (In thousands)
 Average Assets:
   Cash and due from banks.................$ 2,873   3.37%  $  2,630   3.21%
   Federal funds sold......................  2,928   3.43      3,022   3.68
   Investment securities................... 27,900  32.70     30,437  37.11
   Loans................................... 47,542  55.72     41,444  50.53
   Less:  Allowance for loans losses.......   (736) (0.86)      (568) (0.69)
   Property and equipment, net.............  3,892   4.55      3,966   4.84
   Accrued interest and other assets.......    930   1.09      1,093   1.32
                                           $85,329 100.00%  $ 82,024 100.00%
Average Liabilites and Stockholders' Equity:
   Deposits:
     Demand:
       Individuals, partnerships and
          corporations.....................$17,118  20.06   $ 14,287  17.42
     Money market checking.................  9,747  11.43      9,129  11.13
     Savings and money market savings...... 20,735  24.30     17,424  21.24
     Time.................................. 27,627  32.38     31,864  38.85
       Total deposits...................... 75,227  88.17     72,704  88.64
   Short-term borrowings...................     11   0.01         89   0.11
   Accrued interest and other liabilites...  1,864   2.18      1,846   2.25
       Total liabilites.................... 77,102  90.36     74,639  91.00

   Stockholders' equity:
     Preferred stock.......................  4,356   5.10      4,356   5.31
     Common stock..........................  2,805   3.29      2,805   3.42
     Additional paid-in capital............  7,358   8.62      7,358   8.97
     Accumulated deficit................... (5,037) (5.90)    (5,926) (7.22)
     Net unrealized holding loss on
       investment securities available-for-
       sale, net of deferred taxes.........   (158) (0.18)      (111) (0.14)
                                             9,324  10.93      8,482  10.34
     Less cost of common stock held in
       treasury............................ (1,097) (1.29)    (1,097) (1.34)
         Net stockholders' equity..........  8,227   9.64      7,385   9.00
                                           $85,329 100.00%  $ 82,024 100.00%

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

ANALYSIS OF NET INTEREST INCOME

                                              Years ended December 31,
                                          1996                   1995
                              Average  Income/  Yield/  Average  Income/  Yield/
                              Balance  Expense   Rate   Balance  Expense   Rate
Earning assets:
  Investment securities(1):
    Taxable..................$  18,403  1,148    6.24%  $ 20,587  1,309    6.36%
    Nontaxable...............    9,761    419    4.29     10,036    429    4.27
                                28,164  1,567    5.56     30,623  1,738    5.68
  Federal funds sold.........    2,928    155    5.29      3,022    176    5.82

  Loans, net of unearned
    discount(2)..............   47,542  4,732    9.95     41,444  4,101    9.90
     Total earning assets/
      total interest income..$  78,634  6,454    8.21     75,089  6,015    8.01%

Interest bearing liabilities:
  Interest bearing deposits..$  58,109  2,427    4.18     58,417  2,564    4.39%
  Short-term borrowings......       11      1    9.09         89      5    5.62
    Total interest bearing
       liabilites/total
       interest expense......$  58,120  2,428    4.18     58,506  2,569    4.39%
  Differentials/net interest
    income...................$  20,514  4,026    4.03     16,583  3,446    3.62%

    Net interest income as
     reported/interest
     earning assets                              5.12%                     4.59%

(1)  The amortized cost is used in the average balance calculation.

(2) Loans classified as non-accruing are included in the average balance calculation.

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

LOAN CONCENTRATIONS

                                                       December 31, 1996
                                                                   Percent
                                                      Amount       of total
                                                         (In thousands)

Commercial, financial and agricultural..............$  14,874        29.06%
Real estate-construction............................    2,467         4.82
Real estate-mortgage................................   23,440        45.80
Installment.........................................   10,402        20.32
     Total loans....................................$  51,183       100.00%


        Participations purchased amounting to $3,988,000 at December 31, 1996 are included in commercial. In addition, it should be noted that certain commercial loans may be secured by real estate.

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                 Years ended December 31,
                                                     1996          1995
                                                      (In thousands)

Balance at beginning of year......................$    538           559
Charge-offs:
  Commercial, financial and agricultural..........    (206)         (176)
  Installment.....................................     (81)         (174)
            Total charge-offs.....................    (287)         (350)

Recoveries:
  Commercial, financial and agricultural..........     139            42
  Installment.....................................       7             8
            Total recoveries......................     146            50

Net (charge-offs) recoveries......................    (141)         (300)

Additions charged to operating expense............     511           279

Balance at end of year............................$    908           538


Total average loans, net of unearned discount.....$ 47,542        41,444

Ratio of net charge-offs (recoveries) to total
  average loans, net of unearned discount.........    0.30%         0.72%


Total loans, net of unearned discount.............$ 51,183        44,142

Ratio of allowance for loan losses to total loans,
  net of unearned discount........................    1.77%         1.22%

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                Years ended December 31,
                                                1996                 1995
                                                  % of Loans          % of Loans
                                                    in each            in each
                                         Amount    category   Amount  category
                                                     (In thousands)
 Commercial, financial and agricultural  $  408      29.06%   $ 187      25.94%
 Real estate-construction..............      -        4.82       -        6.31
 Real estate-mortgage..................      68      45.80        5      44.54
 Credit card receivables and installment     -       20.32       -       23.21
    Total..............................     476     100.00%     192     100.00%

 Unallocated...........................     432                 346

    Total allowance....................  $  908               $ 538


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

SELECTED STATISTICAL INFORMATION
UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                 Within   After 1 year  After 5 years
                  1 year   but within    but within    After
                          5 years       10 years    10 years         Total
              Amount Yield Amount Yield Amount Yield Amount Yield Amount Yield
December 31, 1996 (1)                  (In thousands)
U. S.
Treasury....$   -      -   $ 1,093 5.50% $-      -  % $ -      -% $ 1,093  5.50%
Other U. S.
government
agencies....    -      -       748 5.75   -      -      -      -      748  5.75
Mortgage-
backed......    -      -        -    -    -      -      -      -   14,518  6.97
State &
municipals..    925  3.36    6,633 4.87   1,685 4.82   107  4.25    9,350  4.70
Total amount
/yield......$   925  3.36% $ 8,474 5.03% $1,685 4.82% $107  4.25% $25,709  5.70%
Average maturity (in years)*                                              13.75

December 31, 1995 (1)
U. S.
Treasury..  $1,003  6.70 % $ 1,091 5.50% $  -    -  % $ -    -  % $ 2,094  6.08%
Other U. S.
government
agencies....    -      -       747 5.75     -    -      -    -        747  5.75
Mortgage-
backed......    -      -       -    -       -    -      -    -     16,192  6.50
State &
municipals..   492   3.46    5,828 4.23   3,324 4.58     221 4.13   9,865  4.31
Total amount
/yield      $1,495   5.63% $ 7,666 4.56% $3,324 4.58%  $ 221 4.13%$28,898  5.70%
Average maturity (in years)*                                              14.70

*Includes contractual maturities of mortgage-backed securities which may vary significantly from actual cash flows due to prepayments.

(1)  The amortized cost of investment securities are represented in this table.

DISTRIBUTION OF AVERAGE DEPOSITS

                                                   Years ended December 31,
                                                   1996             1995
                                                  Average          Average
                                              Amount  Rate     Amount  Rate
                                                       (In thousands)
Demand:
  Individuals, partnerships and corporations.$ 17,118   -  %  $ 14,287   -  %
NOW and money market checking................   9,747  2.45      9,129  2.57
Savings and money market savings.............  20,735  3.44     17,424  3.03
Time of less than $100,000...................  21,880  5.36     22,213  5.72
Time of $100,000 or more.....................   5,747  5.29      9,651  5.49

     TOTAL...................................$ 75,227  3.23%  $ 72,704  3.53%

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
                                                 (In thousands)

1996
Federal funds purchased and
   securities sold..........$     -           -    $      -     $   11    5.54%

1995
Federal funds purchased and
   securities sold..........$     -           - %  $      -    $    89    5.58%

1994
Federal funds purchased and
   securities sold..........$   1,500       6.13%  $   1,500    $   79    4.26%

RETURN ON EQUITY AND ASSETS

                                                 Years ended December 31,
                                                1996       1995       1994
Ratio of net income to:
  Average earning assets....................... 1.19%      1.03%      1.18%
  Average total assets......................... 1.10       0.94       1.06
  Average stockholders' equity.................11.37      10.49      12.46

Ratio of average stockholders' equity to:
  Average total assets......................... 9.64       9.00       8.51
  Average total loans..........................17.30      17.82      17.86

Dividend payment ratio......................... N/A        N/A        N/A

  DIRECTORS AND EXECUTIVE OFFICERS
  UNITED OKLAHOMA BANKSHARES, INC.


  George N. Cook, 51. Chairman of the Board. Mr. Cook also serves as President and Chief Executive Officer of American National Bank and Director of Ameribank Corporation. Mr. Cook is also a director of United Bank and its subsidiaries and the First National Bank of Medicine Lodge, Kansas.

  D. Wesley Schubert, 44. President of the Company. Mr. Schubert is a Certified Public Accountant. Mr. Schubert has been the Vice Chairman of American National Bank and Vice President of Ameribank Corporation since 1991. Mr. Schubert also serves as a director of United Bank and director of First National Bank of Medicine Lodge, Kansas.

  J. Michael Adcock, 48. Secretary of the Company. Mr. Adcock also serves as a member of the Board of Directors of Grant Geophysical Inc., Ameribank Corporation, American National Bank, First National Bank of Medicine Lodge, Kansas, and United Bank and its subsidiaries. Mr. Adcock is in the private practice of law.

  June  A. O'Steen, 60. Executive Vice President of UB, and Principal
     Accountant for the Company since June, 1989. Prior to that time Ms. O'Steen was Senior Vice President and General Auditor of UB, since 1984, and the Company, since 1980.

  David Nichols, 66. Advisory director of the Company. Mr. Nichols currently serves as Director, Loan Committee member and Chairman of the Board of First State Bank, Kansas City, Kansas. Mr. Nichols also serves as director of Concorde Career Colleges, Inc. of Kansas City, Missouri
     (a NASDAQ company).

EXECUTIVE COMPENSATION

Directors. Non-management directors of UB received $400 for Board meetings held during the year. In 1996, management UB Directors received $300 for every Board meeting attended. Company directors received $200 for each meeting attended. Company special committee Directors received $1,000 for each meeting attended.

Executive Officers. There were no officers whose compensation exceeded $100,000 during 1996. However, the total cash compensation paid to the Company's Chairman of the Board and Chief Executive Officer and to each of the Company's and its subsidiaries' most highly compensated executive officers whose cash compensation exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries in the two preceeding years ended December
31, 1995 and 1994 is as follows.

The Company qualifies as a Small Business Issuer as defined under applicable regulations of the Securities and Exchange Commission. Therefore, only that information as to executive compensation required of Small Business Issuers is presented.


                                  Annual Compensation

Name and Principal position     Year        Salary $      Bonus $    All other $

William P Dowling,               1995        109,500       300         62,827
President/CEO of the Bank        1994        106,600       300          4,797

SECURITY OWNERSHIP BY MANAGEMENT

The following table sets forth the beneficial ownership by management of the Company's common and 9% preferred stock, which are the only classes of capital stock of the Company outstanding, as of December 31, 1996, together with the percentage of the outstanding shares of each class so owned by each director, and by all officers and directors of the Company and its subsidiaries as a group. Unless otherwise indicated, each person has sole voting and investment power with respect to the indicated shares. The preferred stock does not carry voting rights.


   Name of                    Beneficial       Ownership    Percent of Class
Beneficial  Owner            Common    9%     Preferred   Common   9% Preferred

George  N.  Cook,  Jr.    Right to acquire*  Right to acquire*
                             254,666             21,068       10.06%     14.51%


D. Wesley  Schubert       Right to acquire*  Right to acquire*
                             254,666             21,068       10.06%     14.51%

All officers and directors
as  a  group                 792,521             51,927       30.18%     43.53%

________________________

   *Ameribank Corporation and Messrs. George  N.  Cook,  D.
Wesley  Schubert and J. Michael Adcock have  entered  into  a
Stock  Purchase  Agreement, dated  November  3,  1995,  which provides  that  Ameribank will sell to each of Messrs.  Cook,
Schubert  and Adcock 16.33% of the total number of shares  of
Common  Stock  and 9% Cumulative Non-Voting  Preferred  Stock
which  Ameribank owns or acquires in future  purchases.   The
terms provide that the purchase price for such stock shall be the price at which Ameribank acquired the shares plus interest, accrued from the date of acquisition of such stock to the closing of the purchase contemplated by the agreement, at a rate equal to the base rate of interest of Chase
Manhattan Bank, N.A. from time to time. The consummation of the transactions are subject to (1) approval from the Board of Governors of the Federal Reserve System; (2) the entering into by the parties of a Shareholders' Agreement restricting the future transfer of the stock by Messrs. Adcock, Schubert and Cook; and (3) the entering into by the parties of a Voting Trust Agreement appointing Ameribank as trustee to vote the shares of Common Stock. On November 27, 1996, Mr. Adcock entered into an agreement with his wife Mrs. Adcock, transferring to her his rights to purchase shares of the Company under the Stock Purchase Agreement. Mrs. Adcock is the daughter of Mr. Bodard, the sole shareholder of Ameribank. Messrs. Cook and Shubert and Mrs. Adcock have entered into an Addendum to the Stock Purchase
Agreement with Ameribank dated January 27, 1997, whereby Ameribank agrees that if the Merger is consummated, Ameribank will sell to each of Messrs. Cook and Schubert and Mrs. Adcock 16.33% of the total number of shares of common stock outstanding of United at a price per share equal to the total consideration, plus costs and interest paid by Ameribank for the Stock, divided by the total number of outstanding shares of common stock of United, and on the same terms and subject to the same conditions as previously agreed.

SECURITY   OWNERSHIP   OF  CERTAIN  BENEFICIAL   OWNERS   AND
MANAGEMENT

The following table shows the name and address of each shareholder who beneficially owns more than 5% of the Company's common stock, the number of shares beneficially owned by each, and the percentage of outstanding common stock so owned as of December 31, 1996. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares beneficially owned.


Title                                      Amount and Nature of    Percent
of Class  Name  and  Address               Beneficial Ownership   of Class(1)

Common    Ameribank Corporation                    1,559,498        61.58%
          201 N Broadway
          Shawnee, OK  74801

Common    Dona B. Adcock                           Right to acquire*
          201 N. Broadway                            254,666        10.06%
          Shawnee, OK  74801

Common    Robert  B.  Krumme                         238,492**        9.4%
          P. O. Box 1020
          Bristow, OK  74010

Preferred Ameribank Corporation                      129,016        88.85%
          201 N. Broadway
          Shawnee, Ok   74801

Preferred Dona B. Adcock                           Right to acquire*
          201 N. Broadway                             21,068        14.51%
          Shawnee, OK   74801

________________________

   (1)All percentages were calculated after excluding shares held in treasury stock.

    *  See note at page 44

    ** The number of shares of Common Stock includes 106,796 shares held by Sooner Southwest Bankshares and 121,696 shares held by Illinois Refining Company, of which Mr. Krumme claims beneficial ownership.

CERTAIN TRANSACTIONS


In the ordinary course of business, UB has had banking transactions with some of the directors, executive officers and controlling shareholders of the Company. All such loans are and have been made in compliance with applicable laws, in the ordinary course of business and on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unaffiliated persons. In the opinion of management, none of such loans involved more than the normal risk of collectibility or presented any other unfavorable features. interest in the transaction or loan.

All transactions entered into between the Company or UB and any officer, director or controlling shareholder of the Company are made on terms no less favorable to the Company or the Bank than could be obtained from unaffiliated parties.
It is the policy of the Company that transactions with and loans to officers and directors be approved by a majority of the directors of the Company other than those with an interest in the transaction or loan.

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



/s/ June A. O'Steen            Principal Accountant         )March 24, 1997


/s/ D. Wesley Schubert         President


/s/ J. Michael Adcock          Secretary
2

*By:  /s/ George N. Cook


*  As attorney-in-fact pursuant to Power
   of attorney filed as exhibit 25

FORM 10-K CROSS REFERENCE SECTION
                                                                    Page
Part I    Item 1  Business..............................................2
          Item 2  Properties............................................2
          Item 3  Legal Proceedings.....................................2
          Item 4  Submission of Matters to a Vote of Security Holders
                         (during the fourth quarter of 1996)            *

Part II   Item 5  Market for the Company's Common Stock and Related
                         Stockholders Matters...........................2
          Item 6  Selected Financial Data...............................3
          Item 7  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............4-11
          Item 8  Financial Statements and Supplementary Data...........12-41
          Item 9  Disagreements on Accounting and Financial Disclosure..  *

Part III  Item 10 Directors and Executive Officers and Corporations.....42
          Item 11 Executive Compensation................................43
          Item 12 Security Ownership of Certain Beneficial Owners and
                          Management....................................44
          Item 13 Certain Relationships and Related Transactions........45

Part IV   Item 14 Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K
                  (a) (1) Financial Statements:
                          o  Independent Auditors' Report...............34
                          o  Consolidated Statements of Operations-
                             years ended December 31, 1996, 1995, 1994..12
                          o  Consolidated Balance Sheets
                             December 31, 1996 and 1995.................13
                          o  Consolidated Statements of Changes in
                             Stockholders' Equity-years ended December
                             31, 1996, 1995, and 1994...................14
                          o  Consolidated Statements of Cash Flows-years
                             ended December 31, 1996, 1995 and 1994.....15
                          o Notes to Consolidated Financial Statements-years ended December 31, 1996, 1995, 1994..16-33

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

                              27      Financial Data Schedule               **

                    22     Subsidiaries of Company                          51
                    25     Power of Attorney                              52,53
               (b)  Reports on Form 8-K                                     54

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

   DATED THIS 24th day of March, 1997.




                               /s/ George N. Cook, Director




                               /s/ D. Wesley Schubert, Director




                               /s/ J. Michael Adcock, Director




 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

 The foregoing instrument was acknowledged before me this 24th day of March, 1997, by George N. Cook.



                                     /s/Kathleen A. Rudd
 My   commission   expires: 6-6-98   Notary  Public

 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

 The foregoing instrument was acknowledged before me this 24th day of March, 1997, by D. Wesley Schubert.


                                       /s/Kathleen A. Rudd
 My   commission   expires: 6-6-98     Notary Public


 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

    The foregoing instrument was acknowledged before me this 24th day of March, 1997, by J. Michael Adcock.


                                           /s/Kathleen A. Rudd
 My   commission   expires: 6-6-98          Notary Public


 STATE OF OKLAHOMA )
                   ) ss.
 COUNTY OF OKLAHOMA)

REPORTS ON FORM 8-K

  The Company filed a report on Form 8-K during the fourth quarter of 1996.