Form 10-K/A
period 1996-12-31
UNITED OKLAHOMA BANKSHARES INC
filed 1997-04-24
CIK 725806

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

 As  of  March 4,1997, based on the reported average  bid
  and  asked prices, the aggregate market value of the common
  stock   held  by  non-affiliates  of  the  registrant   was
  approximately $759,000.

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

  Claude Rappaport, 44. Director of the Company and of UB. Mr Rappaport is President of L & S Bearing Company.

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