Form 10-Q
period 1997-03-31
UNITED OKLAHOMA BANKSHARES INC
filed 1997-05-15
CIK 725806

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q



        Quarterly Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934


For the quarter ended March 31, 1997 Commission file number 0-12047



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


                         [X] Yes    No[ ]



As of May 6, 1997, 2,532,237 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                   PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements

            UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except earnings per share)

                                            Three months ended
                                                 March 31,
                                               1997    1996
                                                (Unaudited)
Interest income:
  Interest and fees on loans                $ 1,315     1,172
  Interest on federal funds sold                 16      49
  Interest on securities                        348     403
    Total interest income                     1,679   1,624

Interest expense:
  Interest on deposits                          586     632
  Interest on long-term debt                     42       -
    Total interest expense                      628     632

    Net interest income                       1,051     992

  Provision for loan losses                      75      84
  Net interest income after provision
    for loan losses                             976     908

Non-interest income:
  Service charges on deposits                   204     191
  Other service charges and fees, net            51      56
  Securities gains                                -      -
  Total non-interest income                     255     247

Non-interest expense:
  Salaries and employee benefits                502     555
  Occupancy expense, net                         81      57
  Other real estate owned                        -        2
  Other                                         303     185
  Total non-interest expense                    886     799

  Income before income taxes                    345     356

Income tax expense                               88      97

  Net income                                  $ 257     259

Earnings per share**                          $0.06    0.06

Average outstanding common shares             2,532   2,532

 **Earnings per share is calculated on year-to-date net income less the unpaid year-to-date preferred stock dividends. Preferred stock dividends accrue at $98,000 per quarter. See the Consolidated Balance Sheet, Stockholder Equity section for the number of authorized shares outstanding and total cumulated unpaid dividends.

         UNITED OKLAHOMA BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                          March 31,          December 31,
                                            1997                1996
                                                (In thousands)
ASSETS
Cash and due from banks                   $ 4,089               3,070
Federal funds sold                          2,200                  -
Investment securities                      22,109              25,720
Loans                                      55,783              51,183
  Unearned discounts                          -                    (2)
  Allowance for loan losses                (1,020)               (908)
    Loans, net                             54,763              50,273
Property and equipment, net                 4,016               4,077
Other real estate                              50                  47
Accrued interest receivable                   541                 594
Accounts receivable                            71                  80
Other assets                                  399                 190
                                          $88,238              84,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                        $57,278              57,506
  Non-interest bearing                     15,178              15,614
    Total deposits                         72,456              73,120

Deferred taxes                              1,215              1,218
Other liabilities                             589                890
  Total liabilities                        79,260             75,228
Commitments and contingencies                 -                 -
Stockholders'equity:
Preferred stock, 9% cumulative, nonvoting
  $30 par value, redeemable at the Company's
  option at par plus cumulative unpaid
  dividends.  Cumulative unpaid preferred
  dividends amount to $4,508,460 or $31.05
  per share at March 31, 1997. Authorized
  150,000 shares; issued and outstanding
  145,199 shares in 1997 and 1996           4,356              4,356
Class B preferred stock, $1 par value.
  Authorized 500,000 shares;
  none issued or outstanding                  -                   -
Common stock, $1 par value. Authorized
  10,000,000 shares; issued 2,805,385
  in 1997 and 1996                          2,805              2,805
Additional paid-in capital                  7,358              7,358
Accumulated deficit                        (4,348)            (4,605)
Net unrealized holding loss on investment
  securities available for sale,net of
  deferred taxes                              (96)                 6
                                           10,075              9,920
Less cost of common stock held in Treasury
  (273,148 shares in 1997 and 1996)        (1,097)            (1,097)
Net stockholders'equity                     8,978              8,823
                                        $  88,238             84,051

         UNITED OKLAHOMA BANKSHARES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited)

                                          March 31,      December 31,
                                            1997           1996
                                              (In thousands)
Preferred stock:

  Balance at beginning and end of year    $ 4,356           4,356

Common stock:

  Balance at beginning and end of year      2,805           2,805

Additional paid-in capital:

  Balance at beginning and end of year      7,358           7,358

Accumulated deficit:

  Balance at beginning of year             (4,605)         (5,540)
  Net income                                  257             935

  Balance at end of year                   (4,348)         (4,605)

Net unrealized holding gain (loss) on
investment securities available for sale:

  Balance at beginning of year                  6            (59)
  Implementation of change in accounting
  for investment securities,
  net of deferred taxes                        -               -
  Change in net unrealized holding gain
  (loss) on investment securities
  available for sale, net of deferred taxes  (102)            65

  Balance at end of year                      (96)             6

Treasury stock:

  Balance at beginning and end of year     (1,097)         (1,097)
  Purchase stock                              -               -

  Balance at end of year                   (1,097)         (1,097)


  Net stockholders' equity               $  8,978           8,823


        UNITED OKLAHOMA BANKSHARES, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                   Three months ended
                                                       March 31,
                                                    1997      1996
                                                    (In thousands)
Cash flows from operating activities:
  Net Income                                      $  257       259
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     118       106
    Provision for loan losses                         75        84
    Provision for market decline-other real estate     -         2
    Amortization of intangibles                        -        -
    Amortization of premium, accretion of
      discounts, net                                  16        22
    Gain on sale of securities                        48         -
    Increase (decrease) in interest payable         (105)     (178)
    (Increase) decrease in interest receivable        53       (23)
    (Increase) decrease in other assets             (203)      (84)
    Decrease in deferred income taxes                 (3)       86
    (Decrease) increase in other liabilities        (196)     (196)
      Total adjustments                             (197)     (181)

Net cash provided by operating activities             60        78

Cash flows from investing activities:
  Proceeds from principal payments on mortgage
     backed securities                               374       294
  Proceeds from maturities or sales of securities  3,106         -
  Purchase of securities                              -        -
  Net (increase) decrease in loans                (4,600)   (4,338)
  Capital expenditures                               (57)     (158)
Net cash used in investing activities             (1,177)   (4,202)

Cash flows from financing activities:
  Net increase in interest bearing and non-
    interest bearing demand deposits, savings
    and certificates of deposit                     (664)      386
  Long-term debt                                   5,000       -


Net cash provided by financing activities          4,336       386

Net increase in cash and cash equivalents          3,219    (3,738)

Cash and cash equivalents at beginning of period   3,070     8,884

Cash and cash equivalents at end of period       $ 6,289     5,146

 Supplemental disclosure of noncash investing activities:

 Net unrealized holding loss on investment securites
 available for sale, net of deferred tax         $  (96)     (163)

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

Results of Operations-Quarter Ended March 31, 1997


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

Overview

Net income for the first quarter of 1997 was approximately $257,000, compared to $259,000 for the first quarter of 1996. The before tax income for the first quarter of 1997 was $345,000 compared to $356,000 for the first quarter of 1996. Earnings per share reflected income of $0.06 at March 31, 1997, compared to income of $0.06 per share at March 31, 1996. Earnings per share is calculated on year-to date net income less the unpaid year-to date
preferred  stock  dividends.   Unpaid  preferred  stock  dividends
accrue at $98,000 per quarter.

Net Interest Income

Net interest income was $1,051,000 for the three months ended March 31, 1997 compared to $992,000 for the same period in 1996, representing an increase of $59,000 or 6%. The volume of average earning assets increased $1,718,000 while average interest bearing liabilities increased $772,000 between March 31, 1996 and 1997.
The yield on average earning assets increased 6 basis points from March 31, 1996 to March 31, 1997 while the rate paid on average interest bearing liabilities decreased 8 basis points during the same time period resulting in a increase in the spread between the yield on earning assets and rate paid on interest bearing liabilities of 14 basis points.

Allowance for Loan Losses

The  allowance for loan losses was approximately $1,020,000 at March
31, 1997 compared to $908,000 at December 31, 1996 and $593,000 at
March 31, 1996. As a percentage of loans, the allowance for loan losses was 1.90%, 1.77% and 1.24% at March 31, 1997, December 31, 1996
and March 31, 1996  respectively.

 Securities

 The Company has designated securities as "Held to maturity" or "Available for sale". A comparison of recorded value and market value of securities is as follows (in thousands):


                                             March 31, 1997

Held to maturity:
                              Amortized   Unrealized  Unrealized    Estimated
                                Cost        Gains       Losses    Market value

State & municipals          $    780         17         (1)             796

  Total "Held to maturity"  $    780         17         (1)             796

Available for sale:

U. S. Treasury securities   $  1,094          -        (10)           1,084
Mortgage-backed securities    14,382         51       (170)          14,263
State & municipals             6,013         22        (54)           5,981

 Total "Available for sale"  $21,489         73       (234)          21,328
<

 Non-performing Assets

 Non-performing assets, including other real estate, totalled
 $920,000 at March 31, 1997, an increase of $833,000 from December
 31, 1996.

 The following table sets forth such loans and other real estate at the dates indicated.-

                                            March 31,    December 31,  March 31,
                                              1997          1996        1996
                                                  (Dollars in thousands)

  Non-accrual loans                             920          87         117
  Loans contractually past due 90 days or more    -           -          -
  Total nonperforming loans                     920          87         117
  Other real estate                              50          47         114

  Total nonperforming assets                    970         134         231

  Nonperforming loans to total loans           1.65%       0.17%       0.24%


Capital and Liquidity

The Company's primary capital totalled $9,997,000 and $9,731,000 at March 31, 1997 and December 31, 1996, respectively. Equity capital totalled $8,977,000 and $8,823,000 at March 31, 1997 and December 31, 1996, respectively. The Company's ratio of primary capital and equity capital to assets are as follows:


                                            March 31,   December 31,
                                              1997          1996

  Company's primary capital to asset ratio    11.38%       11.28%
  Company's equity capital to asset ratio     10.34        10.34


UB's  primary capital totalled $10,007,000 and $9,731,000  at March 31,  1997
and  December  31, 1996 respectively.   Equity  capital
totalled  $8,987,000 and $8,823,000 at March 31, 1997 and  December
31, 1996 respectively. UB's ratio of primary capital and equity capital to assets are as follows:


                                        March 31,    December 31,
                                          1997          1996

  UB's primary capital to asset ratio     11.47%        11.28%
  UB's equity capital to asset ratio      10.42         10.33


UB is subject to certain regulatory capital regulations which require the maintenance of certain levels of capital as a
percentage  of  risk-adjusted assets.   These  regulations  define
capital as either core capital (Tier 1) or supplementary capital (Tier 2). Core capital consists primarily of common shareholders' equity, while supplementary capital is comprised of preferred
stock,   certain debt instruments, and a portion of the  allowance
for loan losses. As of December 31, 1996, the required core capital was 4.00% and total risk-based capital was 8.00%. UB's core and total risk-based capital exceed regulatory guidelines at March 31, 1997 and December 31, 1996 respectively, and are as follo4ws:


                                     March 31,    December 31,
                                       1997          1996

    Tier 1 capital (core)             14.13%        14.59%
    Tier 2 capital (total risk-based) 15.74         16.09

Accounting Standards Adopted

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."
The Company adopted this statement  on January  1,  1997.
The impact of this statement does not  have  a material   effect
on   the   Company's  consolidated   financial statements.

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





          UNITED OKLAHOMA BANKSHARES, INC.
          Registrant




DATE:  May 14, 1997
                              George N. Cook
                              Chairman of the Board




                              June A. O'Steen
                              Principal Accountant